Form 10QSB
period 1996-06-30
AIM GROUP INC
filed 1996-08-08
CIK 928032

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 1996.
                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                  to
                               ----------------    -----------------
Commission file number 33-82468

                                AIM GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3773537
- -----------------------------------                -----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

2001 W. Sample Road, Suite 300
   Pompano Beach, Florida                                     33064
- --------------------------------                    ----------------------------
(Address of principal executive offices)   (Zip Code)

                                  (305)972-9339
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             Not applicable
- --------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                                     ---    ---

               Applicable only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceding Five Years

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
  confirmed by the court.   Yes     No
                            ---    ---

                      Applicable Only to Corporate Issuers

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 Par Value 3,980,053 shares as of July 30, 1996.

                                     Index

                      Registrant Company and Subsidiaries

Part 1.  Financial Information


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheet - June 30, 1996 and December 31, 1995

         Condensed consolidated statements of income - Three months ended June 30, 1996 and 1995

         Condensed consolidated statements of cash flows - Three months ended June 30, 1996 and 1995

         Notes to condensed consolidated financial statements - June 30, 1996

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part 11.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part 1. Financial Information
                       AIM Group, Inc. and Subsidiaries

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,  December 31,
                                                                                           1996       1995
                                                                                        ---------- ----------
ASSETS                                                                                  (Unaudited)  (Note)

CURRENT ASSETS
  Cash                                                                                 $   47,319 $  260,280
  Accounts receivable
    Trade                                                                                 435,782    691,457
    Affiliate                                                                               9,760      9,760
  Inventories                                                                             170,054    153,029
  Prepaid expenses                                                                         35,716     24,576
                                                                                        ---------- ----------
          Total current assets                                                            698,631  1,139,102

PROPERTY, PLANT AND EQUIPMENT                                                             705,747    598,579
Less allowances for depreciation                                                         (132,628)   (98,163)
                                                                                        ---------- ----------
                                                                                          573,119    500,416

RESOURCE PROPERTY                                                                       3,999,567  3,994,868

OTHER ASSETS                                                                              141,650     68,228
                                                                                        ---------- ----------
                                                                                       $5,412,967 $5,702,614
                                                                                        ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                     $  146,064 $  369,924
  Receivable financing liability                                                          117,997    475,215
  Current portion of long-term debt                                                        29,102     12,201
  Accrued expenses                                                                         65,409     94,532
                                                                                        ---------- ----------
         Total current liabilities                                                        358,572    951,872

LONG-TERM DEBT, less current portion                                                       82,993     72,232

CONVERTIBLE NOTES PAYABLE                                                               1,050,000    750,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized; $1 par value;
    no shares issued or outstanding.                                                        -          -
  Common stock; 6,000,000 shares authorized; $.01 par value;
    4,113,465 shares issued and 3,900,053 shares outstanding in 1995 and
    4,183,465 shares issued and 3,980,053 shares outstanding June 30, 1996                 41,935     41,135
  Additional paid in capital                                                            4,232,250  4,150,259
  Common stock held in treasury - 213,413 shares                                          (11,575)   (11,575)
  Common stock subscription received - 80,000 shares                                        -         82,792
  Accumulated  deficit                                                                   (341,208)  (334,101)
                                                                                       ---------- ----------
                                                                                        3,921,402  3,928,510
                                                                                       ---------- ----------
                                                                                       $5,412,967 $5,702,614
                                                                                       ========== ==========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             AIM Group, Inc. and Subsidiaries

                             STATEMENT OF OPERATIONS
                             (Unaudited)


                                                      Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------- -----------  ---------- - --------- - ---------
                                                           1996        1995        1996        1995        1995
                                                        ----------  ----------  ----------  ----------  ----------
                                                        (Actual)    (Actual)    (Actual)    (Actual)   (Pro forma)

Net sales                                               $  784,899 $   787,483 $ 1,854,130 $   787,483 $ 1,208,948
Costs and expenses
  Cost of products sold                                    554,778     525,189   1,247,520     525,189     807,926
  Selling and administrative expenses                      248,063     273,342     476,269     291,104     397,406
  Interest                                                  36,002      21,466      99,093      27,716      34,017
  Depreciation and amortization                             19,847      15,874      38,355      15,874      29,664
                                                        ----------  ----------  ----------  ----------  ----------
                                                           858,690     835,871   1,861,237     859,883   1,269,013
                                                        ----------  ----------  ----------  ----------  ----------
Earnings (loss) before taxes                               (73,791)    (48,388)     (7,107)    (72,400)    (60,065)

Income taxes                                                --          --          --          --          --
                                                        ----------  ----------  ----------  ----------  ----------
Net earnings (loss)                                    $   (73,791)$   (48,388)$    (7,107)$   (72,400)$   (60,065)
                                                        ==========  ==========  ==========  ==========  ==========

Net earnings per share                                 $    (0.019)$    (0.013)$    (0.002)$    (0.039)$    (0.032)
                                                        ==========  ==========  ==========  ==========  ==========

Weighted average shares outstanding                      3,980,053   3,685,516   3,962,471   1,853,989   1,853,989
                                                        ==========  ==========  ==========  ==========  ==========











See notes to condensed consolidated financial statements.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF CASH FLOWS

                                                                        Three Months Ended    Six Months Ended
                                                                              June 30              June 30
                                                                      --------------------- ---------------------
                                                                         1996       1995       1996       1995
                                                                      ---------- ---------- ---------- ----------
                                                                       (Actual)   (Actual)   (Actual)   (Actual)


CASH FLOWS FROM OPERATIONS                                          $  (142,643)$  (38,573)$ (355,163)$  (56,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash balances of merged entities                                        -          -          -         92,759
  Purchases of property and equipment                                   (67,200)     -       (107,168)    (9,790)
  Increases in other assets and resource property                       (36,038)    (9,790)   (78,121)   (23,025)
  Payment of deposits                                                     -        (20,525)     -          -
                                                                      ---------- ---------- ---------- ----------
       Net cash provided by investing activities                       (103,238)   (30,315)  (185,289)    59,944
                                                                      ---------- ---------- ---------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from convertible note payable                       -          -        300,000      -
  Net change in debt                                                     30,558      -         27,491      -
  Repayment of advances by affiliated company                             -          -          -         19,750
                                                                      ---------- ---------- ---------- ----------
       Net cash provided by financing activities                         30,558      -        327,491     19,750
                                                                      ---------- ---------- ---------- ----------

     NET INCREASE (DECREASE) IN CASH                                 $ (215,323)$  (68,888)$ (212,961)$   23,168
                                                                      ========== ========== ========== ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Non cash effects of merger as of March 31, 1995
    Increases in assets and liabilities
      Trade accounts receivable                                                                       $  129,723
      Inventories                                                                                         74,022
      Prepaid expenses                                                                                    19,417
      Property and equipment                                                                             398,914
      Resource property                                                                                3,947,792
      Other assets                                                                                        45,666
      Accounts payable                                                                                  (368,500)
      Loans payable                                                                                      (77,500)
      Accrued expenses                                                                                    (2,764)
                                                                                                       ----------
          Subtotal                                                                                     4,166,770

    Add cash assumed with merger (see above)                                                               -
    Receivables from affiliates - eliminated upon merger                                                (210,030)
                                                                                                       ----------
                                                                                                      $3,956,740
                                                                                                       ==========

    Issuance of common stock                                                                          $4,061,074
    Cost of treasury stock                                                                               (11,575)
                                                                                                       ----------
                                                                                                      $4,049,499
                                                                                                       ==========



See notes to condensed consolidated financial statements.

                        AIM Group, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


June 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the period ended December 31, 1995.


NOTE B - MERGER AND PRO FORMA FINANCIAL INFORMATION

On March 23, 1995, the shareholders of Advanced Industrial Minerals, Inc. (AIM), HeatShield Technologies, Inc. (HTI), and HeatShield Funding Group, L.P. (HFG), approved the merger of the entities into AIM Group, Inc. (the Company) effective March 31, 1995.

Pursuant to the merger agreement, AIM was merged with the Company, which became the surviving corporation. HTI became a wholly-owned subsidiary of the Company. The combination of these companies was treated as a purchase. For accounting purposes the Company and HTI were treated as acquirers and AIM was treated as the target company. The purchase price of AIM, based on its appraised value by independent appraisal was $3,710,000.

The merger resulted in the issuance of 3,898,930 shares of AIM Group, Inc. common stock in exchange for all of the outstanding common stock of AIM, HTI, and the $1,000,000 of preferred stock controlled by HFG.

The pro forma financial information for the six months ended June 30, 1995, presented for information and analysis purposes, assumes that the Companies were merged effective January 1, 1995 for comparative purposes.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The Corporation had no revenues from operations for the first quarter of the prior year before the mergers took place hence the comparison with 1995 (prior year period) including first quarter results is not meaningful. The 1995 Actual results reflect the fact that the mergers were not consummated until March 31, 1995. The Pro-forma basis for the results for the Corporation are shown as if the mergers had occurred effective January 1, 1995.


Results of Operations - Actual

Sales for the second quarter 1996 decreased slightly to $784,899 from $787,483 for the corresponding period in 1995. Net Sales for the six months to June 30, 1996 increased 135% to $1,854,130 compared with $787,483 Actual sales for the comparable period in 1995 (see pro-forma results for six month comparison). Management attributes the stagnant growth during the second quarter to seasonal slowdown in deliveries to a major customer in comparison to the strong first quarter. All of the Corporation's products are sold to customers for use as fillers in resin matrices. The majority of sales were of surface modified minerals sold to the plastics compounding industry. Only a nominal portion of sales were production size samples for customers still evaluating the Corporation's products.

The Corporation continues to expand the customer base for its products and provide technical solutions and samples to prospective sales leads. Management continues to investigate possibilities for integration with mineral suppliers and to expand the range of surface modified products offered.

The gross margin for the second quarter declined from 33% for the corresponding quarter in 1995 to 29% in the second quarter 1996. This is attributed to a lower operating rate. For the year to date, gross margin is maintained at 33%, as for the same period in the prior year.

Selling and administrative expenses for the second quarter were $248,063 or 32% of sales, compared to $273,342 or 35% of sales, this represents a 3% reduction over the comparable period in 1995. For the year to date, selling and administration expenses of $476,269 represented 26% of sales compared with $291,104 or 37% of sales for the prior year period. Management attributes this improvement to the fact that continuing operations, post merger, do not include many of the one time, merger related, expenses of the prior year.

Interest expenses were $36,002 and $21,466 respectively for the three months ended June 30, 1996 and 1995. This represents for 1996 an increase to 5% of sales, from 3% of sales the prior year, which is a reflection of the Corporation's increased use of factoring of receivables to provide working capital. For the six months, year to date, comparing 1995 with 1996, Interest expenses increased from 4% of sales to 5% of sales. Depreciation for the second quarter increased nominally from $15,874 to $19,847 reflecting equipment additions. For the six months year to date, depreciation continues to represent 2% of sales.

The Net Loss of $73,791 for the three months ended June 30, 1996 represents a loss of two cents ($.019) per share based on the weighted average number of shares outstanding during the period. For the comparable period in the prior year the Net Loss was $48,388 and represented a loss of one and three tenths of a cent ($0.013) per share.

For the six months ended June 30, 1996 the Net Loss was $7,107, two tenths of a cent ($0.002) per share, compared with $72,400, four cents ($0.04) per share for the six months ended June 30, 1995 based on the weighted average number of shares outstanding during the respective periods.

Pro-Forma Results

Results of Operations

On a Pro-Forma basis Sales for the six months to June 30, 1996 increased 53% from $1.21 million to $1.85 million. Gross margin remained constant at 33% for the period. Management attributes the increase to a strong first quarter and the stagnant growth during the second quarter due to normal seasonal slowdown in deliveries to a major customer.

Selling and administrative expenses were $476,269 and $397,406 for the six months ended June 30, 1996 and 1995 respectively. This represents a decrease, as measured as a percentage of sales, to 26% from 33%.

Interest charges for the first six months of 1996 at $99,093 or 5% of sales showed an increase from $34,017 or 3% of sales for the prior year period. Depreciation was $38,355 for the period or 2% of sales; for the comparable period in 1995 depreciation was $29,664.

The Corporation showed a loss before tax of $7,107, approximating a loss of 0.2 cents per share outstanding. The loss per share for the comparable period in 1995 was $60,065 or 3.2 cents per share, based on the number of shares outstanding during the period.


Liquidity and Sources of Capital

Cash flow from operations was a negative $142,643 for the three months ended June 30, 1996 and a negative $355,163 for the six month period ended June 30, 1996 compared with negative $38,573 for the second quarter and negative $56,526 for the corresponding period in the previous year. The operations of the United Minerals Corporation (UMC) subsidiary are profitable and have produced sufficient pre-tax income to absorb the expenses of the company's head office over the first six months of 1996. As of June 30, 1996 the Corporation had working capital of $340,059 compared with working capital of $182,230 as at December 31, 1995. During the period the Corporation paid down a substantial portion of the factored receivables. The balance factored at the end of the period was $117,997 compared with $475,215 as at December 31, 1995. Working capital is considered by management to be sufficient to meet the Corporation's needs for the balance of the year. The Corporation's ability to repay the convertible notes as they become due at year end is not assured based on current cash flow from operations. The Corporation is conducting discussions leading to renegotiation of the terms of the Convertible Notes Payable with the Note holders.

The Corporation has continued its factoring arrangement which provides for cash advances against invoices to customers, during the period during which such invoices are outstanding. Generally the costs of factoring, analogous to interest rates, is payable on the amounts outstanding. Customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. Management has worked to reduce the use of factoring, however, the recent seasonal slowdown has necessitated a renegotiation of the factoring contract which has reduced the effective interest payable by 0.25% per month. The Corporation continues to negotiate a loan for plant improvements and working capital purposes and intends to use the UMC facility, which is substantially free of encumbrance, as security.

Due to the seasonal slowdown the Corporation has decided to defer the expenditures necessary to increase process efficiency. Additional capacity from plant upgrades will be considered as order volume returns to previous levels.

Contingent Matters

During the second quarter 1996 the Corporation dismissed the former plant manager of the UMC facility.

Part 11 Other Information

Item 1. Legal Proceedings

The Corporation is being sued in the Tennessee Chancery Court for non-payment of invoices relating to supply of materials. The Corporation contends the material supplied was contaminated and not to specification. The Corporation is vigorously defending its action and is counter claiming for damages. Subsequent to this claim the Corporation's customer and the ultimate customer have filed intervenor suits against the Corporation and the material supplier. Management is of the opinion that the cost of resolution of the problem will not have any material adverse effect on the financial condition of the Corporation.

Subsequent to period end the Corporation was sued on July 8, 1996, in the Chancery Court of Hot Spring County, Arkansas by the former plant manager of its Malvern, Arkansas facility. The plaintiff has alleged breach of employment contract and wrongful termination. The Corporation's management is of the opinion the suit is without merit and has defenses for the actions it has taken.


Item 2. Changes in Securities

Subsequent to period end the Corporation received shareholder approval to extend the expiration date of options and warrants that had expired on December 31, 1995 and April 14, 1996 until December 31, 1996. The extension of the expiration date of these options and warrants was approved at the annual meeting of shareholders adjourned from June 20, 1996 to July 10, 1996.

The total issued common share balance as of June 30, 1996 was 4,113,465 common shares of which 213,412 are held in treasury leaving a net outstanding of 3,980,053.

In addition, 954,000 and 445,586 common shares respectively, are reserved for issuance upon conversion of the Convertible Notes and upon the exercise of warrants and options created prior to or as a result of the mergers, and now extended to expire on December 31, 1996.

Item 3. Defaults upon Senior Securities

The Corporation is not in default of any senior securities.

Item 4. Submission of Matters to a Vote of the Security Holders

The following items were submitted to the shareholders for vote at the Annual Meeting of Shareholders adjourned from June 20, 1996 to July 10, 1996.

1. To elect the Directors for the ensuing year.

================================================================================
   NAME                 Votes FOR        Votes AGAINST           ABSTAIN
================================================================================
D. M. Hartley      2,812,241             111,926             213,427
- --------------------------------------------------------------------------------
J Johnston         3,014,651             111,926             10,819
- --------------------------------------------------------------------------------
B Kossar           1,590,742           1,535,764             11,017
- --------------------------------------------------------------------------------
M McManus          3,014,651             111,855             10,819
- --------------------------------------------------------------------------------

Note: Two nominees P. Arena and J. Austin withdrew their names from nomination as Directors prior to the Annual Meeting of Shareholders. The Corporation filed a Form 8-K with respect to such voluntary withdrawals from nomination and resignations as Directors on July 17, 1996, which Form is incorporated herein by reference. (See item 6 "Exhibits and Reports on Form 8-K")

2. To appoint Auditors for the ensuing year and to authorize the Directors to fix the remuneration of the Auditors.
3. To approve the amendment to the Certificate of Incorporation to increase the maximum number of authorized shares of common stock for issuance from 6,000,000 to 12,000,000 shares.
4. To consider and approve the extension from December 31, 1995 and April 14, 1996 to December 31, 1996 of the expiry date of 445,586 warrants and options, subject to the approval of the Vancouver Stock Exchange.
5. To consider and approve the issuance to a newly appointed director 25,000 incentive options.
6. To consider and approve a private placement or other issuance(s) of an amount of shares or other securities that is equal to or greater than 20% of the issued share capital of the Company, at such price or prices and on such terms as are acceptable to the Vancouver Stock Exchange.
7. To consider and approve, by ordinary resolution, with or without amendment, the stock option plan substantially in the form attached to the Proxy Statement as Schedule "A".

Voting on items 2 through 7 was as follows:

================================================================================
   Item Number          Votes FOR        Votes AGAINST           ABSTAIN
================================================================================
      2            3,020,737             116,710                 147
- --------------------------------------------------------------------------------
      3            2,663,104             473,866                 604
- --------------------------------------------------------------------------------
      4            1,487,022             446,096             318,154
- --------------------------------------------------------------------------------
      5            2,238,899             570,956             327,739
- --------------------------------------------------------------------------------
      6            2,027,171             775,847             334,576
- --------------------------------------------------------------------------------
      7              634,089           1,461,546             318,396
- --------------------------------------------------------------------------------

All of the above items except for item 7 were ratified by the Shareholders. Prior to the meeting two directors withdrew their names from the nomination due to personal reasons. The shareholders did not approve the stock option plan.


Item 5. Other Information

The Corporation's shares trade on the Vancouver Stock Exchange, Vancouver, B.C., Canada The price of the shares is quoted in U.S. dollars and US Shareholders can locate the Corporation's common stock under the symbol AGDU.V and for Canadian shareholders the symbol would be AGD.U.

Item 6. Exhibits and Reports on Form 8-K

"The Corporation filed, on July 17, 1996, a Form 8-K with respect to the voluntary withdrawal from nomination for re-election of two former directors, which is incorporated herein by reference."

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AIM GROUP, INC.
                                   ------------------------------------------
                                                  (Registrant)


Date         August 7, 1996               /s/    Iain J. Richmond
         ---------------------     ------------------------------------------
                                                 Iain J. Richmond
                                                    President



Date         August 7, 1996              /s/     Shawn P. Durand
         ---------------------     ------------------------------------------
                                                 Shawn P. Durand
                                            Principal Financial Officer