Form 10QSB
period 1996-09-30
AIM GROUP INC
filed 1996-11-15
CIK 928032

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

(x) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1996.

                                             or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition Period From              to
                                           ------------    ---------------
Commission file number 33-82468

                                 AIM GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      13-3773537
--------------------------------                --------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

2001 W. Sample Road, Suite 300
   Pompano Beach, Florida                                    33064
--------------------------------                --------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  (954)972-9339
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
   plan confirmed by the court. Yes      No
                                    ----    ----

                      Applicable Only to Corporate Issuers

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value 3,980,053 shares as of October 30, 1996.

                                      Index

                        AIM Group, Inc. and Subsidiaries


Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

      Condensed consolidated balance sheets - September 30, 1996 and 1995, and December 31, 1995

      Condensed consolidated statements of income - Three months ended September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

      Condensed consolidated statements of cash flows - Nine months ended September 30, 1996 and 1995

      Notes to condensed consolidated financial statements - September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part 1. Financial Information
                        AIM Group, Inc. and Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,   September 30,   December 31,
                                                                                         1996            1995             1995
                                                                                       --------         -------         -------

ASSETS                                                                                 (Unaudited)      (Unaudited)      (Note)

CURRENT ASSETS
  Cash                                                                            $        98,844   $      30,061    $    260,280
  Accounts receivable
    Trade                                                                                 533,470         145,088         691,457
    Other                                                                                  10,511               0           9,760
  Inventories                                                                             185,141         112,214         153,029
  Prepaid expenses                                                                         31,374          27,869          24,576
                                                                                     -------------   -------------    ------------

             Total current assets                                                         859,339         315,232       1,139,102

PROPERTY, PLANT AND EQUIPMENT                                                             718,499         475,255         598,579
Less allowances for depreciation                                                         (151,421)        (83,664)        (98,163)
                                                                                     -------------   -------------    ------------

                                                                                          567,079         391,591         500,416

RESOURCE PROPERTY                                                                       3,999,567       3,985,325       3,994,868

OTHER ASSETS                                                                              145,809          94,489          68,228
                                                                                     -------------   -------------    ------------

                                                                                  $     5,571,794   $   4,786,637    $  5,702,614
                                                                                     =============   =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                $       334,930 $       526,421  $      369,924
  Receivable financing liability                                                          210,638               0         475,215
  Current portion of long-term debt                                                        21,543         310,090          12,201
  Accrued expenses                                                                         50,381          72,530          94,532
                                                                                     -------------   -------------    ------------

         Total current liabilities                                                        617,492         909,041         951,872

LONG-TERM DEBT, less current portion                                                       79,475               0          72,232

CONVERTIBLE NOTES PAYABLE                                                               1,050,000               0         750,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized; $1 par value;
    no shares issued or outstanding.                                                            0               0               0
  Common stock; 6,000,000 shares authorized; $.01 par value;
    4,193,465 shares issued and 3,980,053 shares outstanding
    September 30, 1996, 3,898,929  shares  issued and 3,685,516 outstanding  September 30, 1995 and 4,113,465 shares issued
    and 3,900,053 outstanding December 31, 1995.                                           41,935          38,989          41,135
  Additional paid in capital                                                            4,232,250       4,022,185       4,150,259
  Common stock held in treasury - 213,413 shares                                          (11,575)        (11,575)        (11,575)
  Common stock subscription received - 80,000 shares                                            0               0          82,792
  Accumulated  deficit                                                                   (437,783)       (172,003)       (334,101)
                                                                                     -------------   -------------    ------------

                                                                                        3,824,827       3,877,596       3,928,510
                                                                                     -------------   -------------    ------------

                                                                                  $     5,571,794 $     4,786,637  $    5,702,614
                                                                                     =============   =============    ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                        AIM Group, Inc. and Subsidiaries

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                               Three Months
                                                             Ended September 30,        Nine Months Ended September 30,
                                                       -------------------------------------------------------------------------

                                                           1996          1995           1996           1995          1995
                                                       ------------  -------------  -------------  ------------  -------------
                                                          (Actual)       (Actual)       (Actual)      (Actual)    (Pro forma)

Net sales                                             $    645,871  $     531,687  $   2,500,001  $  1,319,170  $   1,740,635
Costs and expense
  Cost of products sold                                    437,888        382,556      1,685,408       907,745      1,190,482
  Selling and administrative expenses                      271,020        193,089        747,289       484,193        608,257
  Interest                                                  13,050         15,207        112,143        42,923         55,474
  Depreciation and amortization                             20,488         15,178         58,843        31,052         44,842
                                                       ------------  -------------  -------------  ------------  -------------

                                                           742,446        606,030      2,603,683     1,465,913      1,899,055
                                                       ------------  -------------  -------------  ------------  -------------

Earnings (loss) before taxes                               (96,575)       (74,343)      (103,682)     (146,743)      (158,420)

Income taxes                                                     0              0              0             0              0
                                                       ------------  -------------  -------------  ------------  -------------

Net earnings (loss)                                  $     (96,575) $     (74,343) $    (103,682) $   (146,743) $    (158,420)
                                                       ============  =============  =============  ============  =============


Net earnings per share                               $      (0.024) $      (0.020) $      (0.026) $     (0.059) $      (0.064)
                                                       ============  =============  =============  ============  =============


Weighted average shares outstanding                      3,980,053      3,685,516      3,971,262     2,470,840      2,470,840
                                                       ============  =============  =============  ============  =============












See notes to condensed consolidated financial statements.

                               AIM Group, Inc. and Subsidiaries

                                    STATEMENT OF CASH FLOWS

                                                                          Three Months               Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                    --------------------------------------------------
                                                                       1996          1995        1996          1995
                                                                    ----------   ----------   ----------    ----------

                                                                     (Actual)     (Actual)     (Actual)      (Actual)


CASH FLOWS FROM OPERATIONS                                        $    79,341  $    84,792  $  (275,822)  $   (39,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash balances of merged entities                                          0            0            0        92,759
  Purchases of property and equipment                                 (34,012)     (10,696)    (119,920)      (20,486)
  (Increases) decreases in other assets and resource property          (4,159)     (23,662)     (82,280)      (46,687)
                                                                    ----------   ----------   ----------    ----------

       Net cash provided by investing activities                      (38,171)     (34,358)    (202,200)       25,586
                                                                    ----------   ----------   ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from convertible note payable                         0            0      300,000             0
  Net change in debt                                                   10,355            0       16,586             0
  Repayment of advances by affiliated company                               0            0            0        19,750
                                                                    ----------   ----------   ----------    ----------

       Net cash provided by financing activities                       10,355            0      316,586        19,750
                                                                    ----------   ----------   ----------    ----------


     NET INCREASE (DECREASE) IN CASH                             $     51,525 $     50,434 $   (161,436) $      5,527
                                                                    ==========   ==========   ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Non cash effects of merger as of March 31, 1995
    Increases in assets and liabilities
      Trade accounts receivable                                                                          $    129,723
      Inventories                                                                                              74,022
      Prepaid expenses                                                                                         19,417
      Property and equipment                                                                                  398,914
      Resource property                                                                                     3,947,792
      Other assets                                                                                             45,666
      Accounts payable                                                                                       (368,500)
      Loans payable                                                                                           (77,500)
      Accrued expenses                                                                                         (2,764)
                                                                                                            ----------

Subtotal                                                                                                    4,166,770

    Add cash assumed with merger (see above)                                                                        0
    Receivables from affiliates - eliminated upon merger                                                     (210,030)
                                                                                                            ----------

                                                                                                         $  3,956,740
                                                                                                            ==========


    Issuance of common stock                                                                             $  4,061,074
    Cost of treasury stock                                                                                    (11,575)
                                                                                                            ----------

                                                                                                         $  4,049,499
                                                                                                            ==========




See notes to condensed consolidated financial statements.

                        AIM Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the period ended December 31, 1995.


NOTE B - MERGER AND PRO FORMA FINANCIAL INFORMATION

On March 23, 1995, the shareholders of Advanced Industrial Minerals, Inc. (AIM), HeatShield Technologies, Inc. (HTI), and HeatShield Funding Group, L.P. (HFG), approved the merger of the entities into AIM Group, Inc. (the Company) effective March 31, 1995.

Pursuant to the merger agreement, AIM was merged with the Company, which became the surviving Company. HTI became a wholly-owned subsidiary of the Company. The combination of these companies was treated as a purchase. For accounting purposes the Company and HTI were treated as acquirers and AIM was treated as the target company. The purchase price of AIM, based on its appraised value by independent appraisal was $3,710,000.

The merger  resulted in the  issuance  of  3,898,930  shares of AIM Group,  Inc.
common stock in exchange for all of the outstanding common stock of AIM, HTI, and the $1,000,000 of preferred stock controlled by HFG.

The pro forma financial information for the nine months ended September 30, 1995, presented for information and analysis purposes, assumes that the Companies were merged effective January 1, 1995 for comparative purposes.


NOTE C  - ACCOUNTS RECEIVABLE

As of September 30, 1996 the Corporation had net accounts receivable from trade sales of $320,722. This results from outstanding accounts receivable in the amount of $533,469 as shown in the current asset section less $210,638 in receivables factored as stated in the liability section. In addition the Corporation has other receivables of $10,510 for rents due from a non affiliated company (see Note I - Related Parties Transactions) and a small refund due from insurance premiums.


NOTE D - INVENTORY

Inventory on hand from all of its subsidiaries was valued at $185,140. Inventory is stated at cost which is lower than market.

                        AIM Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued

September 30, 1996


NOTE E - RESOURCE PROPERTY

The Corporation purchased the assets of Advanced Industrial Minerals, Inc. which mainly consisted of a mineral lease with New Mexico and Arizona Land Co. (lessor) and which calls for the Corporation to pay a minimum of $5,000 USD in March each year for the term of the lease. The Corporation recorded the purchase of the resource property at the independent appraised value and its associated costs of developing the property.

The carrying value of the resource properties including development costs and prepaid royalties are as follows:
                                                                 1996
                                                                ------
Resource Property - (Beginning)                              $ 3,939,992
Prepaid Royalties (Beginning)                                     54,575
Minimum Annual Prepaid Royalty - 1996                              5,000
Less 1995 production royalty Paid                                      0
                                                             -----------
Prepaid Royalties (Ending)                                        59,575
                                                             -----------
Resource Property (Ending)                                    $3,999,567


NOTE F - ACCOUNTS PAYABLE

The Corporation has accounts payable from trade activities as of September 30, 1996 in the amount of $334,930. The Corporation factors its receivables; as of September 30, 1996 the Corporation was advanced $210,638 against its receivables.


NOTE G - LOANS PAYABLE - LONG TERM DEBT

The Corporation's subsidiary United Minerals Corporation has a mortgage secured by the plant and building in the amount of $62,035 which is payable in monthly installments of $900 at 10.25% and loans secured by vehicles and equipment of approximately $17,610 payable in monthly installments of $756 including interest of 9.5% to 14.2%.


NOTE H - CONVERTIBLE NOTES PAYABLE

In February, 1996 the Corporation completed a Private Placement in the form of Convertible Notes having an aggregate value of $1,050,000 USD with three related party investors (see Related Parties ). The unsecured notes are due on December 31, 1996 and carry a three year conversion feature at the option of the holders to convert the face value of the notes into common shares of the Corporation at a price of $1.10 if converted on or before December 31, 1996; $1.35 on or before December 31, 1997; $1.60 on or before December 31, 1998. In addition the
Corporation has the right to convert the notes into common shares upon completion of an offering of 1,500,000 common shares at a minimum price of $1.50 per share. The Corporation has used the proceeds from these notes to repay other indebtedness of the Corporation which had become due during the period. The balance of the private placement was used for working capital purposes.

                        AIM Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited) - Continued

September 30, 1996


NOTE H - CONVERTIBLE NOTES PAYABLE  - Continued

The Corporation's convertible notes having an outstanding principal balance of $1,050,000 (the "Notes") will mature on December 31, 1996. Management believes that projected cash flow from operations will not be sufficient to pay off the Notes, upon maturity. The Corporation and the holders of the Notes, each of which are related parties (including three officers and directors of the Corporation), are currently engaged in negotiations to either extend the maturity of the existing Notes for one year in consideration for an increase in the stated interest rate on the Notes or some other modification of the terms of the Notes. The Corporation is also actively seeking financing to provide necessary capital to pay off the Notes. There can be no assurance that the Corporation will be successful in its current efforts to restructure the terms of the Notes to extend the maturity date or to obtain sufficient financing from third parties to pay the Notes. In the event the Corporation is unable to restructure the Notes or to secure such additional financing, the Corporation would be unable to pay the Notes upon maturity and would be in default under the terms of the Notes.

NOTE I - RELATED PARTY TRANSACTIONS

The following transactions of the Corporation are identified as transactions with related parties.

Private Placement of Convertible 3 1/2 % Promissory Notes

In February, 1996 the Corporation completed the private placement in the form of 3 year Convertible 3 1/2 % Promissory Notes having a face value of $1,050,000. (See previous Note H -CONVERTIBLE NOTES PAYABLE for description). The following are related individuals and affiliated concerns that have purchased the Convertible Notes:

Northern Federal Minerals LLC: Paul R. Arena, an officer and former director and Joseph L. Ranzini a newly appointed director of the Corporation are a principal and an affiliate respectively, of this Michigan limited liability corporation. During December, 1995 Northern Federal Minerals LLC subscribed for $450,000 of the private placement of $1,050,000 convertible promissory notes issued by the Corporation.

LDD Capital LLC: Shawn P. Durand, an officer of the Corporation, is a principal in LDD Capital LLC, a Minnesota limited liability corporation, which corporation subscribed for $300,000 of the private placement of $1,050,000 convertible promissory notes issued by the Corporation.

Bernard R. Kossar: Mr. Kossar, a director of the Corporation, subscribed for $300,000 of the private placement of $1,050,000 convertible promissory notes issued by the Corporation.

Accounts Receivable - Affiliate

A director, a former director, and an advisory board member of AIM Group are principals in Gulfstream Capital Advisors, Inc. ("Gulfstream"), a non affiliated concern. During 1995 the Corporation entered an arrangement to provide office space and communication services and other office facilities to Gulfstream at a rental pro-rated for the space used through November 1995. As at September 30, 1996 Gulfstream was indebted to the Corporation in the amount of $9,760.

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

Results of Operations - Actual

Net sales for the third quarter 1996 increased 21% to $645,871 from $531,687 for the corresponding period in 1995. Net sales for the nine months to September 30, 1996 increased 89% to $2,500,001 compared with $1,319,170 Actual sales for the comparable period in 1995 (see pro-forma results for nine month comparison). Management attributes the increased growth during the third quarter to sales to new customers. All of the Corporation's products were sold to customers for use as fillers in plastic compounds. The majority of sales were of surface modified minerals sold to the plastics compounding industry. A nominal portion of sales were production size samples to customers still evaluating the Corporation's products.

The Corporation continues to concentrate on expansion of the customer base for its products by providing technical solutions and samples to prospective sales leads to reduce its dependence on its major customer. Management continues to investigate possibilities for integration with mineral suppliers and to expand the range of surface modified products offered.

The gross margin for the third quarter increased from 28% for the corresponding quarter in 1995 to 32% in the second quarter 1996. This is attributed to a higher operating volume. For the year to date, gross margin is 33% compared to 31% for the same period in the prior year.

Selling and administrative expenses for the third quarter were $277,301 or 43% of sales, compared to $193,089 or 36% of sales in 1995; this represents an 8% increase over the comparable period in 1995 which is due to increased cost of expanding technical sales and marketing efforts. For the year to date, selling and administration expenses of $753,570 represented 30% of sales compared with $484,193 or 37% of sales for the prior year period. Management attributes this improvement to the fact that continuing operations, post merger, do not include many of the one time, merger related, expenses of the prior year.

Interest expenses were $13,050 and $15,207 respectively for the three months ended September 30, 1996 and 1995. This represents for 1996 an decrease to 2% of sales, from 3% of sales the prior year, which is a reflection of the Corporation's decreased use of factoring of receivables to provide working capital. For the nine months, year to date, comparing 1995 with 1996, Interest expenses increased from 3% of sales to 4% of sales. Depreciation for the third quarter increased nominally from $15,178 to $20,488 reflecting equipment additions. For the nine months year to date, depreciation continues to represent 2% of sales.

The Net Loss of $96,575 for the three months ended September 30, 1996 represents a loss of two and four tenths cents ($0.024) per share based on the weighted average number of shares outstanding during the period. For the comparable period in the prior year the Net Loss was $74,343 and represented a loss of two cents ($0.020) per share.

For the nine months ended September 30, 1996 the Net Loss was $103,682, two and six tenths of a cent ($0.026) per share, compared with $146,743, six cents ($0.059) per share for the nine months ended September 30, 1995 based on the weighted average number of shares outstanding during the respective periods.

Results of Operations - Pro-Forma

On a Pro-Forma basis Sales for the nine months to September 30, 1996 increased 43% from $1.74 million to $2.5 million. Gross margin increased 1%, to 33% for the period. Management attributes the increase to a strong first quarter and increased marketing effort.

Selling and administrative expenses were $753,570 and $608,257 for the nine months ended September 30, 1996 and 1995 respectively. This represents a decrease, as measured as a percentage of sales, to 30% from 35%.

Interest charges for the first nine months of 1996, at $112,193 or 4% of sales, showed an increase from $55,474 or 3% of sales for the prior year period. Depreciation was $57,973 for the period or 2% of sales; for the comparable period in 1995 depreciation was $44,842.

The Corporation showed a loss before tax of $109,143, or (as below) two point six cents ($0.026) per share outstanding. The loss per share for the comparable period in 1995 was $158,420 or six point four cents ($0.064) per share, based on the average number of shares outstanding during the period.

Liquidity and Sources of Capital

Cash flow from operations was $56,985 for the three months ended September 30, 1996 and a negative $155,976 for the nine month period ended September 30, 1996 compared with $50,434 for the third quarter and $5,527 for the corresponding three month period in the previous year. The operations of the United Minerals Corporation (UMC) subsidiary are profitable and have produced sufficient pre tax income to absorb the expenses of the Corporation's head office over the first nine months of 1996. As of September 30, 1996 the Corporation had working capital of $241,847 compared with working capital of $187,230 as at December 31, 1995. During the period the Corporation paid down a substantial portion of the factored receivables. The balance factored at the end of the period was $200,958 compared with $475,215 as at December 31, 1995. Working capital is considered by management to be sufficient to meet the Corporation's operational needs for the balance of the year, excluding the repayment of the Notes described below.

The Corporation's convertible notes having an outstanding principal balance of $1,050,000 (the "Notes") will mature on December 31, 1996. Management believes that projected cash flow from operations will not be sufficient to pay off the Notes, upon maturity The Corporation and the holders of the Notes, each of which are related parties (including three officers or directors of the Corporation), are currently engaged in negotiations to either extend the maturity of the existing Notes for one year in consideration for an increase in the stated interest rate on the Notes or some other modification of the terms of the Notes. The Corporation is also actively seeking financing to provide necessary capital to pay off the Notes. There can be no assurance that the Corporation will be successful in its current efforts to restructure the terms of the Notes to extend the maturity date or to obtain sufficient financing from third parties to pay the Notes. In the event the Corporation is unable to restructure the Notes or to secure such additional financing, the Corporation would be unable to pay the Notes upon maturity and would be in default under the terms of the Notes.

The Corporation has continued its factoring arrangement which provides for cash advances against outstanding invoices to customers. Management has worked to reduce the use of factoring; however, the recent seasonal slowdown has necessitated a re-negotiation of the factoring contract through December 31, 1996. Management is discussing with several lenders a working capital line to replace the current factoring arrangement.

Due to the seasonal slowdown the Corporation has decided to defer the previously planned expenditures to increase process efficiency. Additional capacity from plant upgrades will be considered as order volume returns to previous levels.

Part II Other Information

Item 1. Legal Proceedings

The Corporation is being sued in the Tennessee Chancery Court for non payment of invoices relating to supply of materials. The Corporation contends the material supplied was contaminated and not to specification. The Corporation is vigorously defending its action and is counter claiming for damages. Subsequent to this claim the Corporation's customer and the ultimate customer have filed intervenor suits against the Corporation and the material supplier. Management is of the opinion that the cost of resolution of the claims will not have any material adverse effect on the financial condition of the Corporation.

The Corporation has been named as defendant in an action filed on July 8, 1996 in the Chancery Court of Hot Springs County, Arkansas by the former plant manager of the UMC facility. The plaintiff has alleged breach of employment contract and wrongful termination. On August 14, 1996 the Chancery Court of Hot Springs County, Arkansas granted the Corporation's request to present the case to arbitration in the State of Florida. The Corporation's management is of the opinion the suit against it is without merit and that the Corporation has defenses.

Item 2. Changes in Securities

The Corporation received shareholder approval to extend the expiration date of 445,586 options and warrants which had expired on December 31, 1995 and April 14, 1996 until December 31, 1996. The extension of these options and warrants was approved by the shareholders at the Annual Meeting of Shareholders which was adjourned from June 20, 1996 to July 10, 1996.

The total issued common share balance as of September 30, 1996 was 4,113,465 common shares, of which 213,412 shares are held in treasury, and 3,980,053 are issued and outstanding.

In addition, 954,000 and 478,495 common shares respectively are reserved for issuance upon conversion of the Convertible Notes and upon the exercise of all warrants and options.

Item 3. Defaults upon Senior Securities

The Corporation is not in default of any senior securities. (See "Liquidity and Sources of Capital" and Note H to the Unaudited Financial Statements of the
Corporation for the Quarter Ended September 30, 1996, with respect to outstanding convertible notes payable which mature on December 31, 1996.)

Item 4. Submission of Matters to a Vote of the Security Holders

The following items were submitted to the shareholders for vote at the Annual Meeting of Shareholders adjourned from June 20, 1996 to July 10, 1996.

1. To elect the Directors for the ensuing year.
   Name           Votes FOR           Votes AGAINST          ABSTAIN
--------------------------------------------------------------------
D. M. Hartley   2,812,241               111,926              213,427
J. Johnston     3,014,651               111,926               10,819
B. Kossar       1,590,742             1,535,764               11,017
M. McManus      3,014,651               111,855               10,819

     Note:Two nominees, P. Arena and J. Austin, withdrew their names from nomination as directors prior to the Annual Meeting of Shareholders. The Corporation filed a Form 8K with respect to such voluntary withdrawal from nomination and resignation as Directors on July 17, 1996. (See Item 6 "Exhibits and Reports on From 8K")

2. To appoint Auditors for the ensuing year and to authorize the Directors to fix the remuneration of the Auditors.
3. To approve the amendment to the Certificate of Incorporation to increase the maximum number of authorized shares of common stock for issuance from 6,000,000 to 12,000,000 shares.
4. To consider and approve the extension from December 31, 1995 and April 14, 1996 to December 31, 1996 of the expiry date of 445,586 warrants and options, subject to the approval of the Vancouver Stock Exchange.
5. To consider and approve the issuance to a newly appointed director of 25,000 incentive options.
6. To consider and approve a private placement or other issuance(s) of an amount of shares or other securities that is equal to or greater than 20% of the issued share capital of the Corporation, at such price or prices and on such terms as are acceptable to the Vancouver Stock Exchange.
7. To consider and approve a stock option plan.

Voting on items 2 through 7 was as follows:

Item Number        Vote FOR         Vote AGAINST            ABSTAIN
-------------------------------------------------------------------
     2            3,020,737           116,710                  147
     3            2,663,104           473,886                  604
     4            1,487,022           446,096              318,154
     5            2,238,899           570,956              327,739
     6            2,027,171           775,847              334,576
     7              634,089         1,461,546              318,396

All of the above items except for item 7 were ratified by the shareholders. Prior to the Annual Meeting, two directors withdrew their names from the nomination due to personal reasons. The shareholders did not approve the stock option plan.


Item 5. Other Information

During the third quarter the Company had the following changes to its board of directors. In July, prior to the Company Annual Shareholders Meeting, Mr. Paul Arena and Mr. James Austin tendered their resignations as directors and withdrew their names for re-election to the Board of Directors due to personal reasons. In September, Mr. Joseph Ranzini was appointed to the Board of Directors of the Company. Effective November 6, 1996, Mr. Michael A. McManus, Jr. resigned from the Board of Directors due to other business commitments.

The Corporation's shares trade on the Vancouver Stock Exchange, Vancouver, B.C., Canada. The price of the shares is quoted in U.S. dollars and U.S. shareholders can locate the Corporation's common stock under the symbol AGDU.V and for Canadian shareholders, the symbol is AGD.U.

Item 6. Exhibits and Reports on Form 8-K

The Corporation filed a Form 8-K on July 17, 1996 with respect to the voluntary withdrawal from nomination for re-election of two directors.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 AIM GROUP, INC.
                                                  (Registrant)


Date       November 11, 1996                 /s/ Iain J. Richmond
      ------------------------      ------------------------------------------
                                                 Iain J. Richmond
                                                   President



Date       November 11, 1996                 /s/ Shawn P. Durand
      ------------------------      ------------------------------------------
                                                 Shawn P. Durand
                                             Principal Financial Officer