Form 10KSB
period 1996-12-31
AIM GROUP INC
filed 1997-04-15
CIK 928032

Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB

 (MARK ONE)

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         NOTE: Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 this Annual Report contains only certified financial statements for the fiscal year ended December 31, 1996.

                                      or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____

                        Commission file number 33-82468

                                AIM GROUP, INC.
  ---------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

                 Delaware                               13-3773537
       ---------------------------------            -------------------
       (State or other jurisdiction of               I.R.S. Employer
       incorporation or organization)               Identification No.)

         2001 W. Sample Road, Suite 300
         Pompano Beach, Florida                             33064
       ---------------------------------            -------------------
        (Address of principal executive offices)        (Zip Code)

 Registrant's telephone number, including area code (954)972-9339
                                                  ---------------

 Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   Name of each exchange
            Title of each class                     on which registered
       ---------------------------------            -------------------
                  None                                     None

 Securities registered pursuant to Section 12(g) of the Exchange Act:

                                     None
                               ----------------
                               (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the registrant was required to file such reports), and
 (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]

  ---------------------------------------------------------------------------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  ---------------------------------------------------------------------------

  Issuer's revenues for its most recent fiscal year:                $3,092,278
                                                                    ----------

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days.

 Aggregate market value as of March 25, 1997                        $1,380,430
                                                                    ----------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

 Common Stock, $.01 par value, as of March 25, 1997                  3,980,053
                                                                     ----------

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

AIM Group, Inc. (the "Company") was incorporated on March 28, 1994, in the state of Delaware for the purpose of effecting the mergers described elsewhere herein and had no revenues and no operations during the year ended December 31, 1994.

On March 31, 1995 the Company acquired all of the outstanding shares of HeatShield Technologies, Inc. ("HTI") and Advanced Industrial Minerals, Inc.,"AIM". The plan of merger was approved by the shareholders of the Company, HTI, and AIM at the respective annual meetings of shareholders held in 1995. The assets and liabilities of AIM were merged with those of the Company as of March 31, 1995, the effective date of the merger.

The businesses of the Company are United Minerals Corporation (Arkansas)("UMC(AR)"), HTI, and United Minerals Corporation (Arizona)("UMC(AZ)"). UMC(AR), an Arkansas corporation formed in March 1993, operates a mineral surface modification facility located in Malvern, Arkansas. HTI, a Florida corporation formed in May 1991, owns a lease interest in a silica/kaolinite deposit (Klannerite(R)). UMC(AZ), an Arizona corporation formed in May 1993 and originally called Viva Luz Mining Company, mines Klannerite(R) as needed. HTI developed and marketed a Klannerite(R) containing coating for use in furnaces and kilns, called PDC coating. HTI also formerly held the exclusive right to market another high temperature Klannerite(R) containing refractory coating developed by a third party. This coating was test marketed under the "Omega" trade name. Details are set out below.

The Company's major business, principal products, and markets are described as follows:


     UNITED MINERALS CORPORATION ARKANSAS (UMC(AR)) SURFACE MODIFICATION PLANT

     UMC(AR) is the Company's core business and has completed its second full year of operations on December 31, 1996. It operates a surface modification facility, both as principal and as a toll processor, for industrial minerals used as fillers in the rubber and plastics industries. The plant commenced operations in April 1994. Since inception UMC(AR) has carried out leasehold improvements and the engineering, procurement, and construction of machinery and equipment. UMC(AR) purchased the land and building in 1995.

     The UMC(AR) Malvern facility has been designed to treat industrial fillers such as silica, clay, mica, alumina trihydrate, wollastonite, magnesium hydroxide and microspheres with silanes. The treated products are used in the plastics and elastomer industries. Silanes or "organosilicon chemicals" were recognized as superior coupling agents approximately 40 years ago.

     Typical customers of UMC(AR) are compounders in the plastics and elastomer industries seeking to improve the physical properties and the performance of their products. Through the application of small quantities of organosilicon chemicals, UMC(AR) can, through surface modification, appreciably improve the physical characteristics of the filler-resin composites. Improvements in composite properties that are desired by customers are: (i) lower oil absorption, (ii) less moisture ingress or accumulation, (iii) increased tensile strength, and (iv) better mixing viscosity. Composites containing surface modified fillers are used in the electronics, communications, transportation, construction materials, and appliance industries.

     The use of surface modified fillers may require that customers change their formula or production method in order to achieve maximum benefit from the modified filler materials. As such, there may be a prolonged interval of business development during which the customer undertakes testing and evaluation prior to a change in materials source. UMC(AR) has successfully supplied samples to a number of customers and sample evaluation is ongoing. Additionally, UMC(AR) has successfully carried out surface treatment of test quantities of opacifying materials. Subsequent to the year ended December 31, 1996, UMC(AR) received orders for 600 tons of an opacifying material and 400 tons of a flame retardant material.

     UMC(AR) operated one shift per day during 1996 and treated approximately 2,600 tons of commercial products at the Malvern plant. Management estimates that the plant's capacity is approximately 7,000 tons per year. The plant currently has two mixing and packaging lines. Approximately seven full time employees currently work at the plant.

     HEATSHIELD TECHNOLOGIES, INC. (HTI)

     HTI is in the development stage with a limited history of operations.

     HTI carried out reserve analysis, surface mining, and processing of a silica/kaolinite rock, called "Klannerite(R) ", at a mining property locally referred to as the "Viva Luz Mine" located in Mohave County, Arizona. Exploitation of the Viva Luz Mine was formerly conducted on a joint venture basis with AIM. No mining of Klannerite(R) has been carried out since 1993.

     Initial indications were that Klannerite(R) would have application as an ingredient in PDC coating. Marketing of the PDC coating was initiated in April 1994. Development work concentrated on securing test applications at steel mills, aluminum, glass, and other industries operating furnaces and kilns where the characteristics of PDC, as exhibited on a laboratory scale, could be exploited. It is now apparent to management that the features of PDC coating are not replicable in full scale industrial applications. It was therefore decided to try to enter the coatings market with a product exhibiting higher resistance to chemical (alkali) attack, as with the Omega line of coatings.

     In December of 1995, HTI signed a Technology License Agreement with Omega Coatings Pty., Limited of Sydney, Australia "OCPL". The agreement provided HTI exclusive North America rights to sell and distribute furnace coatings known as Omega 1 and Omega 2. The Omega 1 coating contains a significant portion of Klannerite(R) which was supplied to OCPL by HTI.

     HTI also signed a Technology Purchase Option Agreement with OCPL. This agreement provided HTI the exclusive rights to purchase all worldwide rights to the Omega line of coatings licensed by OCPL from Refract-a-Gard Pty., Limited, also of Sydney, Australia, and certain assets of OCPL pertinent to the Omega coatings and their manufacture.

     After limited test marketing of these products, the Company abandoned its exclusive license and has written off $93,396 of its investment in license and royalty payments. Due to a current lack of available research and development funds, the Company is no longer pursuing the options with respect to Omega Coatings. Although the licensing agreements have been cancelled, the Company maintains a dialogue with OCPL should the need arise to renew a working relationship. Both of these products continue to be evaluated by potential customers.

     HTI is also working to develop Klannerite(R) for use as an industrial filler. Initial tests were carried out to develop uses for latex based paints, oil based paints, and plastics. Test results for oil based paints and plastics have been average to sub-standard. Test results for latex based paints have been better, with good thixotropy, flatting, and scrub resistance compared to commonly used fillers. Although development funds are limited, further testing and marketing efforts are underway to develop local markets in the Phoenix / Las Vegas / Southern California area with small independent paint manufacturers. Additionally, new uses are under investigation, including Klannerite(R) as a pozzolan component in grouts and white cements, as a microporous light weight insulating low temperature aggregate, and as a lightweight roofing aggregate for polymer roofing systems. To date there have been no commercial sales to these markets.


     UNITED MINERALS CORPORATION ARIZONA (UMC(AZ))   VIVA LUZ MINE

     UMC(AZ), a wholly owned subsidiary, holds a mining lease "Lease", which expires in March, 2004 , with New Mexico and Arizona Land Company, the owner of the mining rights at the Viva Luz Mine in Mohave County, Arizona. The Lease is subject to a further term in perpetuity provided the property is in operation and is generating minimum royalties.

     The Lease permits the exploration of the property and removal of the mineral over the remaining term. The Lease calls for the payment of a production royalty of 5% of the gross consideration obtained for the mineral less transportation costs, subject to a minimum royalty payment of $5,000 per year.

     In July 1992, the Atchison Topeka and Santa Fe Railway Company denied public access across its tracks, preventing the Company access to the mine, unless the Company posts a flagman and spotter at the crossing site. A substantial quantity of processed Klannerite(R), sufficient for foreseeable sales, is available from the Company's inventory.

     The use of Klannerite(R) in the manufacture of refractories for the aluminum industry was tested during the year without success.

     The Company's objective in selling Klannerite(R) as a filler and for other uses is considered by management to be dependent on the ability to develop initial markets in the Southwest. The testing and marketing for these applications will be performed this year.

As reported by the Company in its Form 8-K filed on February 20, 1997, the Company's former management in early 1997 considered the recognition of a reserve against the Company's mineral leasehold interest in the Viva Luz Mine in view of disappointing results encountered in connection with the testing of certain commercial applications of Klannerite. The Company's current Board of Directors and management, which assumed their positions on March 27, 1997 , have concluded that the recognition of such a reserve in the Company's financial statements for the year ended December 31, 1996 would be premature and that efforts will be made during the current year to identify and pursue new economically viable applications for the material other than those pursued in the past.


Working Capital

The working capital of the Company was $38,251 at year end. To date, the Company has continued to factor a substantial amount of its accounts receivable. During 1996, the Company completed $300,000 of a private placement of $1,050,000 principal amount of Convertible Notes originally undertaken late in 1995. This placement enabled the Company to pay down all outstanding short term borrowings and substantially reduce its factoring of receivables. The operations of the Company produced a net loss for the 1996 fiscal year of $415,633 after a write-off of development expenses of $93,396.

As of March 26, 1997 UMC(AR) had outstanding contracts approximating $340,000.

The Company has not undertaken any contracts directly with any level of government.


Dependence on a Significant Single Customer

During 1996, UMC(AR) continued to be dependent on a major customer, a plastics compounder, for approximately 83% of its consolidated sales compared to 93% for 1995. If sales to this customer were lost, UMC(AR) would not be profitable on a unit basis. Management has made some improvements over 1995 in diversification of its customer base for surface treated minerals, primarily within the plastics compounding sector, and expects continued improvement in this area for 1997.


Dependence on a Significant Single Supplier

UMC(AR) has been dependent in the past on a single major supplier for the majority of its raw materials. If this supplier refused to deliver or relations with UMC(AR) were severed, UMC(AR) would be at a disadvantage until a replacement supplier for the material was located. There are several alternate suppliers for the raw material and UMC(AR) has evaluated their materials and sent them to customers for further evaluation. Management does not believe that there would be a protracted interruption of raw material supply in the event that the major supplier refused to continue to supply. A time delay may be experienced in the order cycle from any new supplier.

UMC(AR) has to date been able to obtain adequate supplies of organosilicon chemicals from third parties at reasonable terms and prices. An interruption of the delivery of these materials in the future could have an adverse effect on the operations of the UMC(AR) plant. Other raw materials used or processed by UMC(AR) are available from several sources.


Patents, Trademarks and Contracts

The Company is not dependent on patents for its principal business activity. However, management and personnel rely on know how and trade secrets of the Company respecting the surface modification and coatings segments of its business.

The Company was granted a patent on its Photon Diffusive Coating on November 6, 1996.

The Company's trademarks are: AIM Group(R), the Corporate entity; Uni-Kote(R), the UMC(AR) marketing label; and Klannerite(R), the rock from UMC(AZ)'s Viva Luz Mine.

The Company has Employment Contracts with the Manager of its UMC(AR) Malvern plant, the Product Manager for UMC(AR) located in New Jersey, and with its Chief Financial Officer in the Corporate Office in Florida. All Contracts are renewable on an annual basis. In addition, UMC(AR) has agency agreements for product sales with two individuals which are cancellable on thirty days notice.

The Company is in dispute with two of the former Corporate Secretaries and the former Assistant Corporate Secretary over employment contracts which they claim are valid. The Company does not acknowledge the validity of these purported contracts and has given notice to the employees of a need to modify and acknowledge their understanding with the Company.

The business of the Company is not of a seasonal nature.

Consistent with its business plan, the Company does not anticipate any significant increase in the number of employees other than direct labor associated with increased production activity and the staff necessary to service the technical sales requests of customers.


Status of Publicly Announced New Product

During 1996, the Company's management reviewed the results of testing to date on Klannerite(R) filler and the potential of the PDC heat reflective coating business and decided that these were not developing in line with original expectations. Due to the extremely competitive nature of the filler business and the greater margins obtainable from the Company's other business, the Company elected to concentrate its marketing efforts on the surface modification business. The use of Klannerite(R) in an insulating fire brick is still being investigated along with other potential applications. During the first six months of 1996, the Company undertook a marketing and testing program for the Omega Coatings. Due to inconclusive results and lack of funds available for research and development the Company has abandoned the Omega product line. In 1996, the Company wrote off its investment in the Omega Products.


Cost Reduction Measures - Subsequent Event Effective March 27, 1997

The company has implemented a cost reduction plan which includes but is not limited to the following major items: reduction of significant legal expenses, elimination of signifcant administrative overhead, and lower corporate office lease expenses.


OTHER BUSINESS ITEMS

Research and Development

The Company carries out sufficient research and development at its UMC(AR) facility to develop formulations of silane treatments on minerals to meet specific service or customer requirements. These expenditures are considered part of normal plant manufacturing expenses, and not costs to be associated with fundamental research and development.

HTI has previously expended funds to develop markets for PDC coating and Klannerite(R) and continues on a limited basis to explore uses for the Klannerite(R). In 1996, the Company carried out a six month testing and marketing program for Omega Coatings products through a license arrangement. Due to limited funding, the Company relinquished its rights to license these products and wrote-off its investment in Omega of $93,396.

Specific expenditures on research and development, and market development during the previous four years were:

                                            1996        1995       1994       1993

Expenditures                                $49,582     $9,311     $42,866    $77,677
R&D, testing, and Market Dev'l.

Consistent with its business plan, the Company does not anticipate undertaking any significant research and development for the remainder of 1997 or in 1998, other than in the normal course of business to determine the concentrations of silane chemicals to be used for surface modification production.


Competition and Markets

UMC(AR) competes with other mineral suppliers and custom or toll processors in the surface modification industry. Many of the mineral producers are of a much larger size in both terms of assets and sales, and are more diversified than UMC(AR). Some mineral producers are well recognized by the industry and others offer products at significantly lower prices.

Custom or toll processors in the surface modification industry with whom UMC(AR) competes tend to be smaller and privately owned. Subsequent to year end, noticeable predatory pricing developed in the surface modification business. UMC(AR) believes it offers a high quality product at a competitive price and has a good customer service response that will maintain its competitive edge with its current customers and other new customers as they are developed.

UMC(AZ) products will compete with numerous entities in the filler, cement, and aggregate businesses. These markets are large and diverse respecting the types of minerals mined and supplied. Producers are active in areas of research and development. Many of these entities have significantly greater capital resources and more research and development, marketing personnel, and facilities than HTI. Some competitors have significant national name recognition and distribution networks.

Management believes that price competition will be more significant in the coming years and that the Company will have to compete with other large mineral processors and producers on the basis of highly specialized products tailored to customers' specific needs. The Company will do this by providing customized products and rapid turn-around of orders. Also, larger competitors often cannot process small custom orders, creating opportunities for toll processors such as UMC(AR).

The Company  continues to expand its technology  base and is aware of the need
to  create  improved   formulations   that  offer  a  "value  added"  economic
performance to existing and potential customers.


Employees and Consultants

Presently, AIM Group and its subsidiary UMC(AR) have a total of 12 employees, of whom a total of 11 are full time. The Company intends to hire, under contract, employees needed to operate its mining, mineral processing, and packaging facilities as required. The Company does not anticipate any significant increase in the number of employees other than direct labor associated with increased production activity at its UMC(AR) facility.

AIM Group may retain one or more consultants to render advice in areas of strategic planning, plant engineering, project evaluation, and marketing.

Environmental Issues and Government Regulation

The mining and manufacturing operations of the Company are subject to laws and regulations relating to exploration procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution, and other environmental protection controls adopted by federal, state, and local governments.

Federal, state, and local environmental regulations may have a material effect on any future mining operations of UMC(AZ) at the Viva Luz mine.

The Company's UMC(AR) manufacturing facility is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency "EPA" and to regulation under other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA or the EPA may promulgate regulations that may affect the Company's research and product development programs.

The going concern value of the Company is dependent upon compliance with certain environmental rules and regulations and management believes that it has met or exceeded the requirements of these rules in the Company's operations. However, the Company can make no representations that compliance with current regulations will ensure protection against any future liabilities due to claims by third parties or changes in the regulations. Should environmental liabilities arise in the future, the Company could be materially adversely affected as the resources of AIM Group are used for regaining compliance in order to continue operations.

The production of materials containing silica is regulated by the EPA and OSHA as such materials can, potentially, be hazardous if inhaled or otherwise consumed. These potential hazards exist in two principal areas of the Company's operations: the Viva Luz Mine site and at the UMC(AR) surface modification facility. Operations at the Viva Luz mine have been subcontracted out to third party suppliers as required.

The EPA/OSHA regulations concerning crystalline silica generally deal with health effects and toxicity/exposure limits, as well as certain safe handling rules such as specified engineering controls, procedures, and personal protective equipment such as masks or respirators.

The Company's policy is to engineer its systems in accordance with these rules and comply with all known safe handling procedures in order to limit exposure.

In all instances the Company believes that it is either in compliance with the appropriate regulations or the level of operations is such that active compliance is not required at this time.

The  surface   modification   facility  at  Malvern,   Arkansas  has  received
authorization to operate its facility under the State Implementation Plan. Because emissions at the plant are under ten tons per year, the plant does not need an air quality permit. Active compliance with environmental regulations (the federal Clean Air Act) is required when the actual emissions from the facility exceed ten tons per year. The Company anticipates that to reach this level of operations it would have to install two additional processing lines (i.e., more than double its existing installed production capacity) and would have to be operating these four production lines 24 hours a day, five days a week, 52 weeks a year. The Company does not anticipate reaching this level of production in a single facility in the foreseeable future.

The impact of future changes to existing regulations or of new regulations will be evaluated by the Company, and all necessary steps to achieve compliance will be taken, as any such changes or new regulations come into effect. In general, increases in emissions of up to 20 tons per year can be permitted through the Minor Permit Modification process. This level of increase would exceed the maximum possible level of operations of the existing facility by a factor of six times. The Company believes the future impact of any such changes in regulation on the financial condition of the Company to be minimal.

Certain Company activities are regulated under the Code of Federal Regulations
(CFR) Title No. 40, referencing air standards and under CFR Title No. 29 relating to OSHA regulations for the workplace.

The Company is also in compliance with the relevant "Right to Know" regulations and disclosures respecting potential health hazards of its products and processes on its employees and customers.

The regulations provide for, and the Company and its employees comply with, the requirements respecting dust extraction and control processes, equipment and accouterments, safety clothing, and equipment. Use of this equipment, principally respiration filters to remove airborne particles, by employees brings the Company into compliance with existing regulations.

There have been recent proposals to change the evaluation of the effects of the various hazards associated with different forms of silica. Specifically there is a proposal to define inhaled cristobalite, and quartz from occupational sources as carcinogenic to humans. These forms of silica occur naturally in Klannerite(R).

In the event that the subject regulations do change to require more stringent limits on allowable silica exposure, the response by the Company may include installation of additional dust control equipment to reduce particulate emissions; using improved safety equipment to reduce personal exposure; and employing any extant technological solutions in order to meet the new requirements and continue operations.

The impact of any change in regulations would have the same deleterious effect on the financial performance of AIM Group as it would have on all other participants in the industry. These effects are not expected to make AIM Group any more or less competitive or profitable than other corporations in the industry other than the fact that the effects on AIM Group due to its being a smaller, newer company with limited financial resources, may be such that it may experience more difficulty in financing capital or operating expenditures required by any change to existing regulations, codes, ordinances, and laws.

In addition, each state and local governmental agency may have its own series of regulations that may differ from or be more stringent than those enacted by the EPA. Generally, the Company must be prepared to comply with established mandatory procedures, safety and efficacy standards which apply to its proposed mining activities and to the manufacture, testing and operation of its products within the United States. Compliance with such a broad range of complex regulatory procedures may be time consuming, costly and have a materially adverse effect on the business of the Company.

The Company is not knowingly in violation of any environmental law, rule or regulation.

ITEM 2.  DESCRIPTION OF PROPERTY

In September 1996, AIM Group decreased the amount of office space leased at its head office in Broward County, Florida from approximately 5,000 to 3,190 square feet. The Company anticipates sub-leasing 1,590 square feet which will effectively reduce the office space leased by the company to approximately 1,600 square feet. As of March 28, 1997, the Company was in negotiation with a potential tenant to sublet this space. However, there is no guarantee that the Company will find a suitable sub-tenant. The lease expires in November 1999.

UMC(AR) owns a 9,050 square foot industrial building which includes 1,850 square feet of laboratory and office space, situated on a 3.75 acre site. The facility is located in Malvern, Arkansas, approximately 40 miles southwest of Little Rock, Arkansas. This property was acquired in October,1995. The Horizon Bank of Malvern holds a collateral mortgage on the property in the principal amount of approximately $60,300.

UMC(AZ) leases a mining property known as the Viva Luz Mine, located in Mohave County, Arizona, situated approximately 43 miles southwest of Kingman, Arizona. The mineral deposit is a volcanic cristobalite-kaolinite rock which the Company markets under the trade name Klannerite(R). Cristobalite is a polymorph, or different crystal form, of common quartz. Cristobalite is less common than quartz and its physical properties are slightly different.

The mineral body has been previously classified by a geologist under contract to HTI into three different quality categories, K1, K2, and K3. The highest grade K1 rock is uniformly white in color, relatively free of impurities, and may be suitable for use as a filler. The measured geologic reserves of K1 are 260,000 tons proved and 80,000 tons probable. The Company believes that there are sufficient reserves of K1 for operations for the foreseeable future. The two lower grades of mineral, K2 and K3, are less pure, off color, and may not find ready markets. The measured geologic reserves of K2 and K3 are 1,350,000 tons.

It is estimated that mining and processing losses will be 18%, yielding 82% recovered product.

Grade of Mineral   (tons)          Geologic Reserve           Recoverable Reserve
      K1 (proven & probable)            340,000                     278,800
      K2 and K3                       1,350,000                   1,107,000

These estimates do not include K1 material which is overlain by K2 and K3 material.


ITEM 3.  LEGAL PROCEEDINGS

     In September, 1995, the UMC(AR) subsidiary of the Company was named as a defendent in an action brought in Chancery Court for Davidson County, Tennessee by Franklin Industrial Minerals (Franklin) of Nashville, TN, a former supplier, for an unpaid account in the amount of $37,692. The Company contends the material received by it was not to specification and was contaminated. The Company has counter sued Franklin for damages arising from the delivery of the out of specification / contaminated material. In addition, in April and May 1996, Aristech Chemical Corporation, the Company's customer, and the ultimate customers Chemtron Systems, Inc. and Insituform respectively, filed intervenor suits against the Company and Franklin. The Company's management is of the belief that the suit by Franklin is groundless and that the intervenor suits will find Franklin to be responsible and the Company will prevail in its counter suit. The Company has filed a claim with its insurance carrier. Management is of the opinion that the cost of resolution of the claims will not have any material adverse effect on the financial condition of the Company. Currently, the Company's insurance company is bearing the majority of the cost of this litigation.

     On January 31, 1997, Bernard Kossar, a former director of the company, initiated an action against the Company in the Circuit Court of the 17th District, Broward County, Florida, for repayment of $300,000 principal amount of a Series A unsecured Convertible Promissory Note issued to him by the Company which became due on December 31, 1996, plus accrued interest and costs. The Company has entered into an agreement with Mr. Kossar amending that note to extend its maturity to March 31, 1998, increase the annual interest rate to 10% and decrease the conversion price to $.70 per share. The Company expects that the lawsuit against the Company will be withdrawn by Mr. Kossar during April, 1997.

As reported by the Company in its Form 8-K filed on March 28, 1997, shareholders of the Company owning 55.28% of the Company's outstanding shares of Common Stock delivered signed copies of a shareholders' consent calling for a change in members of the Board of Directors of the Company. Following delivery of the consents to the Company on March 27, 1997, certain of the newly-elected members of the Board of Directors of the Company filed an application with the Court of Chancery of Delaware pursuant to Section 225 of the Delaware General Corporation Law seeking to confirm the validity of their election to the Board of Directors pursuant to the consents. It is expected that the former directors of the Company will not contest the Section 225 proceeding.

Management is unaware of any other than normal course of business legal proceeding against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no items were submitted to the shareholders for vote.

On March 27, 1997, shareholders of the Company owning 2,200,200 shares of the Company's common stock, (the "Common Stock") representing 55.28% of the Company's outstanding shares of Common Stock, delivered signed copies of a shareholders' consent (the "Consents") calling for a change in the members of the Board of Directors of the Company, effective immediately, to serve until their successors are duly elected at an Annual Meeting of the Shareholders expected to be held later this year. The Delaware General Corporation Law (the "Delaware Law") provides that Directors may be removed and/or elected without a shareholders' meeting, without prior notice and without a vote, if written consents setting forth the action taken are signed by the holders of at least a majority of the outstanding shares and are delivered to the Company in accordance with Section 228 of the Delaware Law.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company common stock have traded on the Vancouver Stock Exchange ("VSE"), Vancouver, B.C., Canada since April, 1995. The Company has been granted Senior Listing status by the VSE. The price of the shares are quoted in U.S. dollars and U.S. shareholders can locate the Company's shares under the trading symbol AGDU.V and for Canadian shareholders the trading symbol is AGD.U.

As of March 24,  1997,  there were 379  holders of record of AIM Group  Common
Stock.

MARKET PRICES FOR AIM GROUP COMMON STOCK

The following  table sets forth the high and low sales prices per share of AIM
Group Common Stock as reported on the VSE for 1996 and 1995.


                                                  AIM GROUP INC.
 PRICES QUOTED IN US DOLLARS                       COMMON STOCK
                                                     PRICES
 -----------------------------------------------------------------------------------------------------
         YEARS ENDED, DECEMBER 31,                      1996                          1995
                                                 HIGH           LOW            HIGH           LOW
 -----------------------------------------------------------------------------------------------------
   First Quarter                                $1.85          $0.85        not listed     not listed
   Second Quarter                               $1.20          $0.50          $1.10          $1.05
   Third Quarter                                $0.77          $0.41          $1.10          $0.87
   Fourth Quarter                               $0.58          $0.30          $1.20          $0.87
 -----------------------------------------------------------------------------------------------------

To date the Company has not paid or declared dividends on AIM Group Common Stock and does not expect to do so in the foreseeable future.

AIM Group, Inc. is a Delaware corporation, organized for the purpose of consolidating the businesses of HeatShield Technologies and Advanced Industrial Minerals. The latter was formerly listed on the Vancouver Stock Exchange (VSE) from December 13, 1993 until the time of the merger with AIM Group on March 31, 1995, and up to the merger traded under the symbol ADI. The predecessor company, PDC Industrial Coatings Inc., traded stock under the symbol PDC.


DESCRIPTION OF THE CAPITAL STOCK OF THE REGISTRANT

AIM Group's authorized capital stock consists of 12,000,000 shares of common stock, $.01 par value (the " Common Stock"), 3,980,053 shares of which were outstanding on March 25, 1997, and 1,000,000 shares of preferred stock, $1.00 par value (the "Preferred Stock"), no shares of which are outstanding.

At the Company's 1996 Annual Meeting held on July 10, 1996, the Shareholders approved a resolution authorizing the directors to amend Article Four of the Company's Certificate of Incorporation to increase the maximum number of authorized shares of Capital Stock of AIM Group from 7,000,000 to 13,000,000. This authorization called for an increase in the number of shares of Common Stock authorized for issuance from 6,000,000 to 12,000,000, to be used for acquisitions, financing, public offerings or other appropriate corporate purposes.

COMMON STOCK. Holders of Common Stock have one vote for each share held, are not entitled to cumulate their votes for the election of Directors, and do not have preemptive rights. All shares of Common Stock have equal rights and, subject to the rights of the holders of the Preferred Stock, are entitled to receive such dividends, if any, as may be declared from time to time by the AIM Group Board out of funds legally available therefore, and to share pro rata in the net assets of AIM Group available for distribution to holders of Common Stock upon liquidation.

PREFERRED STOCK. The AIM Group Board may without further action by AIM Group stockholders, from time to time, direct the issuance of up to one million (1,000,000) shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. The rights of any such series may include voting and conversion rights which would adversely affect the voting power of the holders of Common Stock. Satisfaction of any dividend preferences of outstanding Preferred Stock would reduce the amount of funds available for the payment of dividends on the Common Stock. Also, the holders of Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of AIM Group before any payment is made to the holders of the Common Stock. Any such issue of preferred stock in consideration for other than currency is subject to the prior approval of the VSE.

CONVERTIBLE PROMISSORY NOTES The Company announced on October 18, 1995 the private placement of Series A Convertible Promissory Notes (the "Notes"), carrying a 3 1/2% annual interest rate, and a maturity date of December 31, 1996, and having an aggregate face value of $1,050,000, subject to the approval of the VSE. In February 1996, the Company completed the private placement with three related party investors (see Related Parties) and received the necessary approval from the Vancouver Stock Exchange. The Notes carried a three year conversion feature at the option of the holders to convert the face value of the notes into common shares of the Company at a price of $1.10 if converted on or before December 31, 1996; $1.35 on or before December 31, 1997; $1.60 on or before December 31, 1998. In addition, the Company had the right to force conversion of the notes into common shares upon completion of an offering of at least 1,500,000 common shares at a minimum price of $1.50 per share. The Company used the proceeds from the Notes to repay other indebtedness of the Company which had become due during the period. The balance of the private placement proceeds was used for working capital purposes.

At a meeting of the Board of Directors held on July 23, 1996, the Directors of the Company passed a resolution ratifying a previous agreement with the Note holders at the time the Notes were issued, that the Company would not issue any debt which ranked senior in priority to the Notes, without the majority of the Note holders consent.

The Notes, having an outstanding principal balance of $1,050,000, matured on December 31, 1996. The cash flow from operations was not sufficient to pay off the Notes. The Company is engaged in negotiations with the three holders of the Notes to amend the Notes to extend the final maturity to March 31, 1998, increase the interest rate to 10% per annum and change the conversion rate to $.70 per share. Two of the holders, who own $750,000 principal amount of the Notes, have agreed to such amended terms, contingent upon the agreement of the third holder, who owns $300,000 principal amount of the Notes, to such amended terms. The Notes will remain unsecured.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company that are presented elsewhere in this Report.

Incorporated in March 1994, the Company had minimal operations until it merged with Advanced Industrial Minerals, Inc. and HeatShield Technologies, Inc. (and its subsidiaries) effective March 31, 1995. The Actual results for the Company include operations from this date. Prior thereto, the Company had no operations, therefore the results are not directly comparable.

See Pro-Forma for all inclusive reporting of the results on a comparable basis. The Pro Forma results include those results from subsequently merged entities as if the merger had been concluded as of January 1, 1994.


RESULTS OF OPERATIONS - ACTUAL

The following table sets forth for the periods indicated the percentage of net sales of certain items included in the Company's Statement of Operations:

                                                       Actual                           Actual

Period ended December 31,                       1996         % of sales          1995         % of sales
                                                -----------------------          -----------------------
Net Sales                                   $ 3,092,278         100.0        $ 2,399,493         100.0
Cost of Goods Sold                            2,148,191          69.4          1,692,943          70.6
Gross Margin                                    944,087          30.6            706,550          29.4
Selling & Marketing                             270,612           8.8            132,532           5.5
Administration                                  791,826          25.5            673,105          28.1
Interest                                        131,429           4.3            162,505           6.8
Depreciation                                     72,487           2.3             47,249           2.0
Total G & A                                   1,266,354          40.9          1,015,391          42.3
Earnings (Loss) from Operations                (322,267)        (10.4)          (308,841)         (2.9)
Write off Investment                             93,396           3.0                  -           n/a
Total Earnings (Loss) before Taxes             (415,663)        (13.4)          (308,841)        (12.9)


Actual net sales for the year were $3,092,278 with a gross margin of 30.6% compared with $2,399,493 and 29.4% the previous year. The first quarter of operations for 1995 was prior to the consummation of the merger and therefore could not be included for the actual operations results reported for the year. (See pro forma results for operations for all inclusive results, as if the merger had taken place January 1, 1995).

The Company's core business products are sold to customers for use as fillers in resin matrices. The majority of sales were of surface modified minerals sold to the plastics compounding industry; approximately 3.7% of sales were made as a toll processor of customers' materials. A small portion of sales were production size samples for customers' evaluation.

Selling and Marketing expenses for 1996 increased to $270,612 or 8.8% of sales compared to $132,532 or 5.5% of sales for 1995. The increase is attributable to expansion of technical sales and marketing efforts. Administration expenses for 1996 were $791,826 and represent 25.6% of sales compared with $673,105 or 28.1% of sales for the prior year. Management attributes this improvement to reduction of head office costs of the merged entity and the non recurring expenses associated with the mergers which were included in 1995.

Interest expenses were $131,429 and $162,505 for 1996 and 1995, respectively. This represents for 1996 a decrease to 4.3% of sales, from 6.8% of sales for the prior year, which is a reflection of the decreased use of factoring of receivables to provide working capital.

Net Loss from operations of $322,267, at 10.4% of sales, represents a loss of $ 0.081 per share, compared with $308,841, or $ 0.084 per share, based on the weighted average number of shares outstanding during the respective periods. Due to the discontinuance of the Omega licensing agreement the Company recognized a loss of $93,396 or $ 0.024 per share, for write off of investment. This loss coupled with the net loss from operations resulted in a total loss of $ 415,633 which was 0.105 per share or 13.4% of sales. There was no comparable extraordinary loss in 1995.

Resource Property

The current Board of Directors believes it would be premature at this time to effect a write-down of any portion of the Company's resource property in Arizona. An effort will be made to determine new economically viable applications for the material other than those pursued in the past.

If by the end of this calendar fiscal year the Company has not been successful in establishing realistic market potential for Klannerite(R), then an independent professional will be retained to evaluate the possibility of an adjustment in the value of this resource that the Company now maintains on its balance sheet.

PRO-FORMA RESULTS

UMC(AR) was not a subsidiary of the Company the entire prior year, hence comparison of full year 1996 with 1995 results is not completely meaningful. Reference is made to Note "B" of the Notes to the Financial Statements of the Company.

On a Pro-forma basis the results for the Company are shown as if the mergers had occurred effective January 1, 1994, and therefore include a full year in 1995 for comparison purposes.


RESULTS OF OPERATIONS - PRO FORMA

The following table sets forth for the periods indicated the percentage of net sales of certain items included in the Company's Statement of Operations:

                                         Actual (12 Months)           Pro-Forma (12 Months)
Period ended December 31,             1996         % of sales        1995         % of sales
                                      -----------------------        -----------------------
Net Sales                            $ 3,092,278     100.0          $ 2,820,958     100.0
Cost of Goods Sold                     2,148,191      69.5            1,975,680      70.6
Gross Margin                             944,087      30.5              845,278      30.0
Selling & Administration               1,062,438      33.1              933,871      33.1
Interest                                 131,429       4.3              171,785       6.1
Depreciation                              72,487       2.3               60,140       2.1
Total G & A                            1,266,354      40.9            1,165,796      41.3
Earnings (Loss) without                 (322,267)    (10.4)            (320,518)     (4.4)

Write off Investment                      93,396       3.0                    -       n/a
Earnings before Taxes                   (415,633)    (13.4)            (320,518)    (11.4)

Sales for 1996 increased  9.6% to $3,092,278  compared to $2,820,958 for 1995.
The gross margin in 1996 increased .5% to 30.5% compared to 30.0% for 1995.

Selling and administration expenses increased in 1996 to $1,062,438 or 33.1% of sales compared to $933,871 or 33.1% of sales for 1995. The increase of $128,567 is due to increased technical sales and marketing costs for 1996.

Interest charges for 1996 decreased to $131,428 or 4.3% from $171,785 or 6.1% of sales for the comparable period in 1995. The decrease is attributable to decrease in factoring of receivables during 1996. Depreciation increased to $72,487 from $60,140 for the prior year. The increase is due to the capital purchase for UMC(AR) plant during early 1996.

For the year the Company produced a net loss from operations of $322,267, approximating -10.4% of sales. This represents a loss of $0.081per share, based on the number of shares outstanding during the year. For 1995, the Net Loss of $320,518 represented a loss of $0.087 per share, based on the average number of shares outstanding as if the mergers had taken place as of January 1, 1995.

The Company incurred significant legal fees and related costs in association with the resolution of employment disputes, litigation over defective products received from a supplier, and the inability to resolve issues regarding the Company's $1,050,000 liability of Convertible Notes outstanding. These costs were fully absorbed within the year and henceforth the results of operations should show increased efficiency without a recurrence of these expenses.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The Company made no provision for Income Taxes for the year ended December 31, 1996, having generated an operating loss for the year and recognizing tax benefits from the utilization of Net Operating Loss Carryforwards (NOLs) for book purposes. For a more complete discussion on income taxes and NOLs refer to Note N to the Financial Statements.

As of December 31, 1996, the Company's NOLs aggregated approximately $2,317,600, expiring 2005 through 2011. These NOLs arose primarily from the operations of the Company in the prior year and those of acquired companies merged as of March 31, 1995. Similarly no provision was made for Income Taxes in the corresponding period 1995. Except as more fully discussed below and subject to the limitations of the Internal Revenue Code of 1986 as amended ("Code"), these NOLs should be available to offset future Income of the Company. Use of NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

Section 302 of the Code limits the amount of a corporation's taxable income that can be offset by NOLs arising prior to an "ownership change". An ownership change occurs when, for example, shares comprising more than 50% of a corporation's stock are sold to different or new public shareholders. As a result of the March, 1995 acquisition and merger of the corporations, as more fully described herein, and the ownership changes that occurred in connection therewith, the limitation on the utilization of the NOLs imposed by section 382 of the Code will apply. Under the limitation, the amount of the Company's taxable income that each year can be offset by NOLs attributable to periods before the ownership change cannot exceed the product of (i) the fair market value of the stock of the Company immediately prior to the ownership change and (ii) the long term tax-exempt rate prescribed by the IRS. The limitation imposed by the change in ownership may result in the Company paying income taxes in excess of the amount payable in the absence of the ownership change.


LIQUIDITY AND SOURCES OF CAPITAL

The operating cash flow deficit was funded by cash flow from the operations of the United Minerals Corporation (UMC) subsidiary and Private Placement of $300,000 of the $1,050,000 issuance of Convertible Promissory Notes completed in February of 1996. Such Notes matured on December 31, 1996 and were not paid off by the Company due to the unavailability of cash flow from operations. The Company is engaged in negotiations with the three holders of the Notes to amend the Notes to extend the final maturity to March 31, 1998, increase the interest rate to 10% per annum and change the conversion rate to $.70 per share. Two of the holders, who own $750,000 principal amount of the Notes, have agreed to such amended terms, contingent upon the agreement of the third holder, who owns $300,000 principal amount of the Notes, to such amended terms.

Management believes that additional working capital financing will be required to meet the Company's needs for the coming year. As of December 31, 1996, the Company had working capital of $38,251. This compares with working capital of $187,230 as of December 31 of the previous year. Management anticipates that if sales do not increase the Company will need additional funding sometime this year. The Company has applied to a local Arkansas bank for an increase in its capital loan, secured against its land, building, and fixed assets in an amount approximating $90,000.

To increase available cash for purchases and payroll during the early stages of development the Company entered into, and has continued, its factoring arrangement which provides for cash advances against invoices to customers, during the period for which such invoices are outstanding. Customer payments are then applied directly to advances. This factoring, while not increasing working capital, has provided for liquidity of receivables. The Company intends to reduce its reliance on factoring as a source of working capital during the coming year. Further, a new factoring agreement is in place that is expected to reduce the current costs from factoring when needed by 30% to 40%.


ITEM 7.  FINANCIAL STATEMENTS

The Financial Statements of the Company and the report of the Independent Auditors thereon are set forth elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no disagreements with respect to disclosure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

DIRECTORS OF THE REGISTRANT

The following is a list of the Directors of the Registrant, their ages and their principal occupations, as of March 28, 1997.

Paul R. Arena*            38    Chairman,  Director,  Chief Executive Officer,
                                and  President  of AIM Group and  subsidiaries
                                and the founder of the Companies.

James L. Austin           46    Presently  the  President  of  Austin  Trading
                                Company. For the past 25 years, Mr. Austin has
                                been engaged in various  positions  within the
                                paper  industry.  He also  serves as the sales
                                coordinator  and  minority  owner  of a  large
                                paper de-inking facility. From October of 1989
                                to September  1994,  Mr.  Austin served as the
                                President  of  MoDoCell  Inc.  which  operates
                                paper   processing   mills   throughout  North
                                America and is the a  subsidiary  of MoDo Inc.
                                of Sweden,  one of the world's  largest  paper
                                processors. Prior to MoDoCell Inc., Mr. Austin
                                held such  positions as North  American  Sales
                                Manager for Georgia-Pacific, sales manager for
                                Willamette    Industries,    Gottesman-Central
                                National,    Brown    Company   and   was   an
                                International  Market  Research  Associate for
                                Schering-Plough Corporation.

Dr. A. L. (Al) Braswell   67    Presently  the  President  and  owner of Vista
                                Pacifica  Enterprises,  Inc.,  an  operator of
                                several health care  facilities in California.
                                For the past 34 years,  Dr.  Braswell has been
                                engaged   in   various   levels   of   health,
                                education,  and social assistance  activities.
                                Dr.  Braswell is also a real estate  developer
                                of  residential,   commercial  and  industrial
                                properties.

                                Dr. Braswell  obtained a PhD from Oregon State
                                University in 1963,  recieved a MS from Oregon
                                State  University  in  1959,  a  MA  from  Los
                                Angeles State  College in 1954,  and a BS from
                                Bethany Nazarene College in 1949.

E. W. (Sandy) Purcell     44    Presently a Vice  President for the investment
                                banking  firm of  Houlihan,  Lokey,  Howard  &
                                Zukin. Previously, he was a Vice President and
                                Senior Associate with Valuemetrics,  Inc. from
                                October 1989 to January 1997. From May 1987 to
                                August  of  1989,   Mr.  Purcell  was  a  Vice
                                President/Partner  of  Southern   Frieghtways,
                                Inc. Prior thereto, from January 1986 to April
                                1987 he was a Manager,  National  Products for
                                General Electric Credit Corporation. From July
                                1978  to  January  1986,  Mr.  Purcell  was an
                                Assistant   Vice   President  and  Manager  of
                                National    Vendor    Sales   for    Equilease
                                Corporation.

                                Mr.   Purcell   obtained   an  MBA   from  the
                                University  of Chicago in 1989 and  received a
                                BS from the University of Florida in 1973.

Joseph L. Ranzini         66    Presently  Chairman of University Bank (NASDAQ
                                Traded),  and Chairman and  President  BIDCO a
                                Rural   Development  Bank  for  the  State  of
                                Michigan. Private law practice for over twenty
                                years;   Municipal   Judge   in  New   Jersey;
                                commercial   and   residential   real   estate
                                developer,   and  Business   Owner.   Formerly
                                administrative  assistant to the Vice Chairman
                                of the Board for Johnson & Johnson Company.



* Denotes executive officer; for biography see section Executive Officers of the Registrant below.

Mr. Paul Arena and Mr. James Austin withdrew their names from nomination at the Company's 1996 Annual Meeting. Mr. Michael McManus resigned from the Board of Directors of AIM Group, Inc. in September 1996. On March 27, 1997, D. Michael Hartley was removed as Chairman and Chief Executive Officer. On that same day, John W. Johnston was removed as a Director, and Mr. Paul Arena and Mr. James Austin were reappointed as Directors by a majority of the Company's shareholders. Mr. Kossar resigned from the Board of Directors of AIM Group, Inc. on April 2, 1997.


COMPENSATION OF DIRECTORS OF AIM GROUP INC.

Except as set forth below, AIM Group does not pay any compensation to its Directors for their services as Directors. AIM Group pays a salary to Paul R. Arena, as Chief Executive Officer and President of the Company. See Executive Officer Compensation.


EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Executive Officers of the Registrant, their ages and their positions and offices as of March 28, 1997.

    Name                 Age    Office
Paul R. Arena             38    Chairman,  Director,  Chief Executive Officer,
                                and  President  of AIM Group and  subsidiaries
                                and the founder of the Companies. From June of
                                1990 to August of 1991,  Mr.  Arena  served as
                                Vice  President  of Finance  and a Director of
                                Saftron,  Inc. of Miami,  FL. From February of
                                1988 to January of 1990,  he was a Senior Vice
                                President and partner of Gulfstream  Financial
                                Associates,  a subsidiary of the Kemper Group.
                                Previous  to  this  (April  of 1986 to June of
                                1988),  he was  the  President  of  the  Arena
                                Venture Group, a Boca Raton firm which engaged
                                in  aircraft  leasing  operations.  Concurrent
                                with this,  from March of 1987 to  February of
                                1988,  Mr.  Arena was also  employed as a Vice
                                President by Interstate  Securities,  and from
                                March  of  1985 to  February  of 1987 he was a
                                Vice President for Drexel Burnham Lambert.

 Leigh S. Zoloto          42    Chief Financial Officer,  Corporate  Secretary
                                and   Treasurer   of   AIM   Group   and   its
                                subsidiaries.  Mr. Zoloto has been employed by
                                the Company as Director of Finance  since June
                                1996. Prior thereto, he was the Controller and
                                Director   of   Information   Systems   for  a
                                subsidiary    of     Westinghouse     Electric
                                Corporation  from  November  1988 to May 1996.
                                From  August  1986  to  July  of 1988 he was a
                                Financial  Systems   Consultant  for  Cullinet
                                Software, Inc. Previously, he was the Regional
                                Controller  from  September  1981 to  March of
                                1986 for National  Medical Care,  Inc.,  now a
                                subsidiary of W.R. Grace & Co.

                                Mr. Zoloto obtained an MBA from the University of Connecticut in 1981 and received a BS in Accounting from SUNY at Buffalo in 1976.

John W. Johnston          55    Vice President Sales and Marketing, AIM Group.
                                Formerly Chief Operating Officer and Secretary
                                of AIM Group since April  1995,  formerly  COO
                                for HeatShield  since July 1994.  President of
                                Eastco Capital  Management  from 1984 to April
                                1994.  From  1988  to  1991,   Executive  Vice
                                President  of Memry  Corp.  From 1982 to 1984,
                                Executive   Vice  President  and  Director  of
                                Billiton Metals & Ores.

Robert E. Needham         56    Vice  President  of  Engineering  and  Product
                                Development    for   AIM    Group    and   its
                                subsidiaries.  Mr.  Needham has worked for the
                                Company  and  its   subsidiaries   in  various
                                capacities  since  January 1993.  Mr.  Needham
                                received his Masters Degree in Geology in 1970
                                from  the  University  of  Georgia,   and  his
                                Masters Degree in Mining  Engineering from the
                                University of Nevada, Makay School of Mines in
                                1973.  Mr. Needham brings to AIM Group over 25
                                years  experience  in  the  areas  of  project




                                engineering, evaluation and development of minerals related projects.

                                Mr. Needham's past background involved the design and construction, along with project management, of multi-hundred million dollar mineral projects in South America. His past employers include Western Mining, BP Minerals
                                (British Petroleum), Rio Tinto Zinc, Brascan and Citicorp.

Mr. Paul Arena, former Vice President Business Development, resigned effective August 15, 1996. He was reappointed Chief Executive Officer and President by the current Board of Directors effective March 27, 1997. Ms. Jenni Yachelson was not reappointed by the Board to serve as Assistant Secretary. On March 27, 1997, D. Michael Hartley was removed as Chairman and Chief Executive Officer. On that same day, John W. Johnston was removed as a Director, and Iain J. Richmond was terminated as President. On April 1 1997, Shawn P. Durand was terminated from his positions with the Company.

There is no family relationship between any of the Executive Officers.

ITEM 10.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS OF AIM GROUP

The following table sets forth information for the fiscal year ended December 31, 1996 concerning the compensation paid or awarded to Executive Officers of AIM Group. No long term compensation was paid nor is payable to any of the executive officers or directors.


                                                        SUMMARY COMPENSATION TABLE
 ------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                       Long Term Compensation
                                    ----------------------------------  ------------------------------------------------
                                                                                  Awards                 Payouts
                                                                         ------------------------  ---------------------
                                                                                      Securities
                                                               Other                    Under-
                                                               Annual     Restricted    lying                All Other
                                                              Compen-       Stock      Options/     LTIP      Compen-
 Name and                    Year     Salary        Bonus       sation     Award(s)       SARs      Payouts    sation
 Principal Position                     ($)          ($)         ($)          (S)         (#)         ($)        ($)
                             (b)        (c)          (d)         (e)          (f)         (g)         (h)        (i)
 ------------------------------------------------------------------------------------------------------------------------

 D. Michael Hartley*         1996     $10,560          $0          $0         None        N/A        None        None
 Chairman & CEO              1995      $6,350          $0          $0         None        N/A        None        None


 Iain J. Richmond**          1996     $82,025          $0          $0         None        N/A        None        None
 President                   1995     $57,400      $4,725          $0         None        N/A        None        None


 Paul R. Arena+              1996     $96,000          $0          $0         None        N/A        None        None
 Vice President -            1995     $81,000      $9,150          $0         None        N/A        None        None
 Business Development


 John W. Johnston            1996     $80,000          $0          $0         None        N/A        None        None
 Vice President -            1995     $77,999      $2,918          $0         None        N/A        None        None
 Marketing


 Shawn P. Durand
 Vice President -            1996     $75,700          $0          $0         None        N/A        None        None
 Administration,
 Corporate Secretary &       1995     $69,000      $5,337          $0         None        N/A        None        None
 Treasurer


 Jenni Yachelson#            1996     $37,574          $0          $0         None        N/A        None        None
 Asst. Corp. Secretary       1995     $34,269      $3,050          $0         None        N/A        None        None
 ------------------------------------------------------------------------------------------------------------------------

* Pursuant to such agreement, AIM Group paid Mr. Hartley $400 per day for the time devoted to the business of the Company and its committees.
** Includes compensation paid under a former consulting arrangement at $400 per day.
+ Mr. Arena resigned effective August 15,1996, and was elected Director and reappointed Officer on March 27, 1997.
#    Ms. Yachelson was Asst. Secretary to July 22, 1996.

ITEM 11.   SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of March 28, 1997 regarding each person known by AIM Group to own beneficially more than 5% of the AIM Group Common Stock outstanding and all Officers and Directors of AIM Group as a group.

The share holdings as of March 28, 1997 of the Directors of AIM Group, and the named executive officers are set forth below under "Officers & Directors of AIM Group". Except as indicated in the footnotes to the table, all of such shares of AIM Group Common Stock are owned with sole voting and investment power.

          Name                          Shares of AIM         Percent
                                     Group Common Stock      of Class
                                     Beneficially Owned
 -------------------------------- ------------------------ ---------------
 Paul R. Arena (3)
 5910 NW 63rd. Place                       779,575(2)          18.59%*
 Parkland, Florida, 33067                  565,289             14.20%**
 -------------------------------- ------------------------ ---------------
 Loeb Investors Co. 118
 61, Broadway, Suite 2450                  245,542              6.17%**
 New York, NY 10006
 -------------------------------- ------------------------ ---------------
 Berol Family Trust
 c/o Trainer Wortham & Co.                 297,000              7.46%**
 845 Third Ave., 6th. Fl.
 New York, NY, 10022
 -------------------------------- ------------------------ ---------------
 Dr. Audrey L. Braswell, Jr.
 36453 Woodbriar Drive                     296,422              7.44%**
 Yucaipa, California  92399
 -------------------------------- ------------------------ ---------------
 Dr. James E. Ehrlich
 299 Jackson Street                        275,656              6.92%**
 Denver, Colorado  80206
 -------------------------------- ------------------------ ---------------
 Bernard R. Kossar
 3100 S. Ocean Blvd., PH #705N             453,571(1)(2)       10.23%*
 Palm Beach, FL 33480
 -------------------------------- ------------------------ ---------------
 Joseph L. Ranzini
 209 E. Portage Ave.                       214,286(2)           5.11%*
 Sault Ste. Marie, MI 49783
 -------------------------------- ------------------------ ---------------
 Shawn P. Durand
 1584 NE 32nd St.                          256,865(2)           6.06*
 Oakland Park, FL 33334
 -------------------------------- ------------------------ ---------------

* Percentage calculation assumes the conversion of promissory notes by the individual.
**   Percentage calculation without conversion of promissory notes.

Officers and Directors of AIM Group

          Name                          Shares of AIM         Percent
                                     Group Common Stock      of Class
                                     Beneficially Owned
 -------------------------------- ------------------------ ---------------
 Paul R. Arena (3)
 5910 NW 63rd. Place                       779,575(2)          18.59%*
 Parkland, Florida, 33067                  565,289             14.2%**
 -------------------------------- ------------------------ ---------------
 James L. Austin (4)
 9 Green Acre Lane                          45,836                +%*
 Westport, CT 06880
 -------------------------------- ------------------------ ---------------
 Dr. Audrey L. Braswell, Jr.
 36453 Woodbriar Drive                     296,422              5.41%*
 Yucaipa, California  92399
 -------------------------------- ------------------------ ---------------
 John W. Johnston
 902 SW 34th. Ave.                          64,374              1.17%*
 Boynton Beach, FL, 33435
 -------------------------------- ------------------------ ---------------
 Robert E. Needham
 1201 S. Hillcrest Court, #303              76,008              1.4%*
 Hollywood, FL 33021
 -------------------------------- ------------------------ ---------------
 Ernest W. Purcell
 170 Tall Trees Drive                            0                +%
 Barington, IL 60010
 -------------------------------- ------------------------ ---------------
 Joseph L. Ranzini
 209 E. Portage Ave.                       214,286(2)           5.11%*
 Sault Ste. Marie, MI 49783
 -------------------------------- ------------------------ ---------------
 Leigh S. Zoloto
 5241 NW 109th Lane                              0                +%
 Coral Springs, FL 33076
 -------------------------------- ------------------------ ---------------
 All Directors and Officers as a         1,476,501(2)          29.86%*
 group (8 persons)                       1,262,215             31.71%**

 -------------------------------- ------------------------ ---------------

* Percentage calculation assumes the conversion of promissory notes by the individual.
**   Percentage calculation without conversion of promissory notes.
+    Percentage less than one (1.0%) percent
(1)  Includes 25,000 incentive options
(2) Includes shares entitled to be received through the exercise of conversion rights. Such shares are deemed to be owned and outstanding by such person individually, and by all Directors and officers as a group, for purposes of calculating the number of shares owned and the percentage of class for each such named person and the group, but are not deemed to be outstanding for purposes of such calculations for any other named person.
(3) Director to July 10, 1996; Officer to August 15, 1996; elected Director and reappointed Officer March 27, 1997.
(4)  Director to July 10, 1996; and elected as Director March 27, 1997.
(5) The Company has entered into agreements with the holders of its Convertible Promissory Notes amending the Notes to extend the maturity date to March 31, 1998, increase the annual interest rate to 10%, and decrease the conversion price to $ 0.70 per share. The table below shows the shareholdings per note holder.

SHAREHOLDINGS WITH CONVERSION OF THE CONVERTIBLE NOTES AT $0.70

          Name                          Shares of AIM         Percent
                                     Group Common Stock      of Class
                                     Beneficially Owned(5)
 -------------------------------- ------------------------ ---------------
 Northern Federal Minerals, LLC            642,857             13.91%
 -------------------------------- ------------------------ ---------------
 Bernard R. Kossar                         453,571             10.23%
 -------------------------------- ------------------------ ---------------
 LDD Capital, LLC                          428,571              9.71%
 -------------------------------- ------------------------ ---------------


Advisory Board of AIM Group

The Company is in the process of reconstructing the Advisory Board.

Exercise of Warrants and Options

During the year ended December 31, 1996, no warrants or options were exercised.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following transactions with the Company are identified as transactions with related parties.

NORTHERN FEDERAL MINERALS, LLC Paul R. Arena, a Director and Officer of the Corporation, is a principal in this Michigan limited liability corporation. Joseph L. Ranzini, Director of the Company, is a related party of Northern Federal Minerals, LLC. On November 13, 1995, Northern Federal Minerals, LLC purchased $450,000 principal amount of the Company's Series A Convertible Promissory Notes.

BERNARD R. KOSSAR Mr. Kossar, was a former Director of the Company. On December 20, 1995, Mr. Kossar purchased $300,000 principal amount of the Company's Series A Convertible Promissory Notes.

LDD CAPITAL, LLC Shawn P. Durand, a former officer of the Company, is a principal in LDD Capital, LLC, a Minnesota limited liability corporation. On February 2, 1996, LDD Capital, LLC purchased $300,000 principal amount of the Company's Series A Convertible Promissory Notes.

The Series A Convertible Promissory Notes originally bore interest at the rate of three and a half (3.5%) percent per annum, payable quarterly and were due for payment on December 31, 1996. At his option, the holder could convert the face value of the notes into common shares of the Company at a price of US $1.10 per share for the first twelve months, and at a price of $1.35 per share for the subsequent year. In addition the Company had the right to automatically convert the notes into common shares upon completion of a minimum US $1.5 million of additional equity offering at a minimum share price of US $1.50 per share. However, the Company was unable to complete the minimum offering of US $1.5 million and the notes have not been converted by the holders.

The Company received approval for the issuance of these convertible notes from the Vancouver Stock Exchange on February 19, 1996, and the transactions closed on February 20, 1996.

The Notes, having an outstanding principal balance of $1,050,000, matured on December 31, 1996. The cash flow from operations was not sufficient to pay off the Notes. The Company is engaged in negotiations with the three holders of the Notes to extend the final maturity to March 31, 1998 from December 31, 1996, increase the interest rate to 10% per annum from 3.5% per annum, and change the conversion rate to $.70 per share from $1.10 per share. Northern Federal Minerals, LLC and Bernard Kossar have agreed to the amended terms, contingent upon the agreement of LDD Capital, LLC to such amended terms. The Convertible Notes will remain unsecured by the Company's assets. This transaction is subject to the approval of the Vancouver Stock Exchange.


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a). Exhibits. The following exhibits are filed herewith or incorporated by reference:

Exhibit No.            Document

     2                 - Agreement  and Plan of  Merger  dated as of August 3,
                         1994, by and among Heatshield,  AIM, AIM Group, Inc.,
                         Merger  Sub-H  and L.  P. (  Incorporated  herein  by
                         reference  to  Exhibit  2  to  to  the   Registrant's
                         Registration   Statement  on  Form  S-4  (  File  No.
                         33-82468 ).)

     2(b)              - Amendment No. 1 dated as of November 14, 1994, to the
                         Agreement  and Plan of  Merger  dated as of August 3,
                         1994 by and among Heatshield,  AIM, AIM Group,  Inc.,
                         Heatshield  Acquisition and Heatshield Funding Group.
                         ( Incorporated herein by reference to Exhibit 2(b) to
                         the Registrant's  Registration  Statement on Form S-4
                         (FIle No. 33-82468).)




     2(c)              - Amendment No. 2 dated as of November 30, 1994, to the
                         Agreement  and Plan of  Merger  dated as of August 3,
                         1994 by and among Heatshield,  AIM, AIM Group,  Inc.,
                         Heatshield  Acquisition and Heatshield Funding Group.
                         ( Incorporated herein by reference to Exhibit 2(c) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No. 33-82468).)

     3(a)              - Certificate  of  Incorporation  of  AIM  Group,  Inc.
                         (Incorporated  herein by reference to Exhibit 3(a) to
                         the Registrant's Registration Statement on Form S-4 (
                         File No. 33-82468 )

     3(b)              - Certificate    of   Amendment   to   Certificate   of
                         Incorporation  of  AIM  Group,  Inc.  (  Incorporated
                         herein  by   reference   to   Exhibit   3(b)  to  the
                         Registrant's  Registration  Statement  on Form  S-4 (
                         File No. 33-82468 ).)

     3(c)              - Certificate    of   Amendment   to   Certificate   of
                         Incorporation of AIM Group, Inc. ( Filed herewith )

     3(d)              - By-Laws of AIM Group,  Inc. ( Incorporated  herein by
                         reference  to  Exhibit   3(c)  to  the   Registrant's
                         Registration   Statement  on  Form  S-4  (  File  No.
                         33-82468 ).)

     4(a)              - Form  of  AIM  Group,  Inc.  Warrant   Certificate  (
                         Incorporated  herein by  reference to Exhibit 4(b) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No.3382468).)

     4(b)              - Form of AIM, Inc. Option Certificate.  ( Incorporated
                         herein  by   reference   to   Exhibit   4(c)  to  the
                         Registrant's  Registration  Statement  on Form  S-4 (
                         File No. 33-82468 ).)

     10(a)             - AIM  Group,   Inc.   1994  Stock   Option   Plan.   (
                         Incorporated  herein by  reference to Exhibit 4(a) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No. 33-82468).)

     10(b)             - Kaolinite Mining Lease and Agreement,  dated March 1,
                         1984,  between  Eterna-Tec  Corp.  as lessee  and New
                         Mexico  and  Arizona  Land   Company  as  Lessor.   (
                         Incorporated  herein by reference to Exhibit 10(a) to
                         the Registrant's  Registration  Statement on Form S-4
                         (FIle No. 33-82468).)

     10(c)             - Assignment Agreement,  dated October 26, 1989, by and
                         between  Eterna-Tec  Corp.  and AIM pursuant to which
                         Eterna-Tec  assigned to AIM Group, Inc. the Kaolinite
                         Lease.  (Incorporated  herein by reference to Exhibit
                         10(b) to the Registrant's  Registration  Statement on
                         Form S-4 ( File No. 33-82468 ). )

     10(d)             - Lease  Agreement,  dated  October  17,  1994,  by and
                         between Merrick Venture Capital,  Inc. and AIM Group,
                         Inc. (  Incorporated  herein by  reference to Exhibit
                         10(pp) to the Registrant's  Registration Statement on
                         Form S-4. ( File No. 33-82468 ).)

     10(e)             - Form of  Series A  Convertible  Promissory  Note,  as
                         issued by AIM  Group,  Inc.  on  November  13,  1995,
                         December  20,  1995 and  February  2,  1996.  ( Filed
                         herewith ).)

     10(f)             - Form  of   letter   agreement   amending   Series   A
                         Convertible  Promissory  Note, as entered into by AIM
                         Group,  Inc.  and each of the holders of the Series A
                         Convertible  Promissory  Notes  on April  10,1997.  (
                         Filed herewith )

     21                - Subsidiaries of the Registrant




     27                - Financial Data Schedule


(b). Reports on Form 8K. The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1996. Forms 8-K were filed on February 7, February 20, and March 28, 1997.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            AIM GROUP, INC.
                                                        ----------------------
                                                              Registrant

Dated:  April 10, 1997                               By    /s/PAUL R. ARENA
                                                        ----------------------
                                                        Paul R. Arena
                                                        Chairman of the Board,
                                                        Chief Executive Officer and President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capabilities and on the dates indicated.

Dated:  April 10, 1997                               By    /s/PAUL R. ARENA
                                                        ----------------------
                                                             Paul R. Arena
                                                        Chairman of the Board,
                                              Chief Executive Officer, President and Director
                                                      (Principal Executive Officer)


Dated:  April 10, 1997                               By   /s/LEIGH S. ZOLOTO
                                                        ----------------------
                                                            Leigh S. Zoloto
                                             Chief Executive Officer, Secretary, and Treasurer
                                                     (Principal Financial Officer)

Dated:  April 10, 1997                               By   /s/JAMES L. AUSTIN
                                                        ----------------------
                                                            James L. Austin
                                                               Director

Dated:  April 10, 1997                               By    /s/A.L. BRASWELL
                                                        ----------------------
                                                            A.L. Braswell
                                                              Director

Dated:  April 10, 1997                               By    /s/E.W. PURCELL
                                                        ----------------------
                                                            E.W. Purcell
                                                              Director

Dated:  April 10, 1997                               By    /s/JOSEPH RANZINI
                                                        ----------------------
                                                            Joseph Ranzini
                                                              Director

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                       AIM GROUP, INC. AND SUBSIDIARIES

                          December 31, 1996 and 1995

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors
AIM Group, Inc.


We have audited the accompanying consolidated balance sheet of AIM Group, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (March 28, 1994) to December 31, 1994 and the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIM Group, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the periods from inception (March 28, 1994) to December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company has incurred continuing losses from operations, has insufficient cash flow from operations, has potentially impaired assets and is dependent on very few customers. These items raise substantial doubt about its ability to continue as a going concern.
Management's  plans  regarding those matters are also discussed in Notes A and
B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Plantation, Florida
March 14, 1997

                          AIM Group and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1996 and 1995

                                                      1996         1995
                                                   -----------  -----------
CURRENT ASSETS
  Cash                                             $   70,342   $  260,280
  Accounts receivable - trade                         504,864      691,457
  Accounts receivable - affiliate and other               564        9,760
  Inventories                                         160,770      153,029
  Prepaid expenses                                     18,529       24,576
                                                   -----------  -----------
          Total current assets                        755,069    1,139,102

 RESOURCE PROPERTY                                  3,995,373    3,994,868

 PROPERTY, PLANT AND EQUIPMENT - Net                  557,059      500,416

 OTHER ASSETS                                          46,836       68,228
                                                   -----------  -----------
                                                   $5,354,337   $5,702,614
                                                   ===========  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                 $  281,454   $  369,924
  Receivable financing liability                      324,293      475,215
  Current portion of long-term debt                    14,960       12,201
  Notes payable                                             -            -
  Accrued expenses                                     96,111       94,532
                                                   -----------  -----------
         Total current liabilities                    716,818      951,872

LONG-TERM DEBT, less current portion                   76,073       72,232

CONVERTIBLE NOTES PAYABLE                           1,050,000      750,000

STOCKHOLDERS' EQUITY
  Preferred stock; 1,000,000 shares authorized;
    $1 par value; no shares issued or
    outstanding.                                            -            -

  Common stock; 6,000,000 shares authorized;
    $.01 par value; 3,980,053 shares issued
    and 3,978,766 outstanding in 1996 and
    4,113,465 shares issued and 3,900,053
    outstanding in 1995.                               39,801       41,135
  Additional paid in capital                        4,222,809    4,150,259
  Common stock held in treasury - 1,287
    shares in 1996 and 213,412 shares in 1995          (1,400)     (11,575)
  Common stock subscription received - 80,000 share         -       82,792
  Accumulated deficit                                (749,764)    (334,101)
                                                   -----------  -----------
                                                    3,511,446    3,928,510
                                                   -----------  -----------
                                                   $5,354,337   $5,702,614
                                                   ===========  ===========


Please refer to Note C for Pro forma information.

The accompanying notes are an integral part of these statements.

                          AIM Group and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

      For the period from inception (March 28, 1994) to December 31, 1996


                                        Year ended    Year ended    Period ended
                                        December 31,  December 31,  December 31,
                                           1996          1995          1994
                                        ------------  ------------  ------------
SALES                                   $ 3,092,278   $ 2,399,493 $           -

COST OF GOODS SOLD                        2,148,191     1,692,943             -
                                        ------------  ------------  ------------
       GROSS PROFIT                         944,087       706,550             -

EXPENSES
  General and administrative                791,826       673,105        12,760
  Selling and marketing                     270,612       132,532             -
  Write-off of investment - abandoned
   project                                   93,396             -             -
  Interest                                  131,429       162,505        12,500
  Depreciation and amortization              72,487        47,249             -
                                        ------------  ------------  ------------
                                          1,359,750     1,015,391        25,260
                                        ------------  ------------  ------------
       Loss before income taxes            (415,663)     (308,841)      (25,260)

Income taxes                                      -             -             -
                                        ------------  ------------  ------------
       NET LOSS                         $  (415,663)  $  (308,841)  $   (25,260)
                                        ============  ============  ============


Net loss per share                      $     (0.10)  $     (0.08)  $    (25.26)
                                        ============  ============  ============

Weighted average shares outstanding       3,960,158     3,672,894         1,000
                                        ============  ============  ============


Please refer to Note C for Pro forma information.

The accompanying notes are an integral part of these statements.

                          AIM Group and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      For the period from inception (March 28, 1994) to December 31, 1995


                                                                       Additional
                                                            Common       Paid-in       Treasury     Accumulated
                                              Shares        Stock        Capital        Stock        Deficit        Total
                                            ----------    ----------   -----------    ----------    ----------   -----------
Sale of 1,000 shares                            1,000     $      10    $       90     $       0     $       0    $      100

Net loss for the period from inception
  to December 31, 1994                              0             0             0             0       (25,260)      (25,260)
                                            ----------    ----------   -----------    ----------    ----------   -----------
Balances - December 31, 1994                    1,000            10            90             0       (25,260)      (25,160)

Issuance of 3,898,929 shares of
common stock upon merger and
cancellation of original shares issued         (1,000)          (10)          (90)                                     (100)
                                            3,898,929        38,989     4,022,185       (11,575)            0     4,049,599

Issuance of stock during December
1995 relating to the exercise of options
and warrants                                  214,536         2,146       128,073             0             0       130,219

Net loss for the year                               0             0             0             0      (308,841)     (308,841)
                                            ----------    ----------   -----------    ----------    ----------   -----------
Balances - December 31, 1995                4,113,465        41,135     4,150,258       (11,575)     (334,101)    3,845,717

Issuance of 80,000 shares                      80,000           800        81,992             0             0        82,792

Purchase of 1,287 shares for treasury               0             0             0        (1,400)            0        (1,400)

Cancellation of 213,412 shares of
  treasury stock                             (213,412)       (2,134)       (9,441)       11,575             0             0

Net loss for the year                               0             0             0             0      (415,663)     (415,663)
                                            ----------    ----------   -----------    ----------    ----------   -----------
                                            3,980,053     $  39,801    $4,222,809     $  (1,400)    $(749,764)   $3,511,446
                                            ==========    ==========   ===========    ==========    ==========   ===========


The accompanying notes are an integral part of these statements.

                          AIM Group and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the period from inception (March 28, 1994) to December 31, 1996

                                                  Year ended    Year ended    Period ended
                                                  December 31,  December 31,  December 31,
                                                     1996          1995          1994
                                                  ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                        $  (415,663)  $  (308,841)   $  (25,260)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                      72,487        47,249             -
    Changes in current assets and liabilities:
      Decrease (Increase) in accounts receivable      195,789      (341,714)            -
      (Increase) in inventories                        (7,741)      (79,007)            -
      Increase (decrease) in receivable              (150,922)      475,215             -
      Increase (decrease) in accounts payable and
       accruals                                       (86,891)       90,693        12,879
      Other                                             9,140       (22,892)       (6,380)
                                                  ------------  ------------  ------------
       Net cash (used) by operations                 (383,801)     (139,297)      (18,761)
                                                  ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment         (129,130)     (148,751)            -
  (Increases) decreases in other assets                21,392       (22,564)         (440)
  Additions to resource property                       (3,599)      (15,522)            -
                                                  ------------  ------------  ------------
       Net cash (used) by investing activities       (111,337)     (186,837)         (440)
                                                  ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                               -       141,894           100
  Stock subscription received                               -        82,792
  Proceeds from convertible note                      300,000       750,000             -
  Cash balances of merged entities                          -        92,759             -
  Receivables from affiliates eliminated upon
   merger                                                   -      (241,583)            -
  Reductions of notes payable                               -      (325,000)            -
  Long-term debt financing                             21,070        84,433             -
  Repayment of long-term debt                         (14,470)            -             -
  Purchase of stock for treasury                       (1,400)            -             -
  Loans received - net                                      -             -       250,000
  Advances to affiliated company, net of
   repayments                                               -             -      (229,780)
                                                  ------------  ------------  ------------
       Net cash provided by financing activities      305,200       585,295        20,320
                                                  ------------  ------------  ------------

       NET INCREASE IN CASH                          (189,938)      259,161         1,119

Cash, beginning of period                             260,280         1,119             -
                                                  ------------  ------------  ------------
Cash, end of period                               $    70,342   $   260,280   $     1,119
                                                  ============  ============  ============

                          AIM Group and Subsidiaries

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

      For the period from inception (March 28, 1994) to December 31, 1996


                                                  Year ended    Year ended    Period ended
                                                  December 31,  December 31,  December 31,
                                                     1996          1995          1994
                                                  ------------  ------------  ------------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:

  Interest paid                                   $   129,395   $   167,851             -
                                                  ============  ============  ============

Net cash effects of merger as of March 31, 1995:
  Increases in assets and liabilities
    Trade accounts receivable                     $  129,723
    Inventories                                       74,022
    Prepaid expenses                                  19,417
    Property, plant and equipment                    398,914
    Resource property                              3,979,345
    Other assets                                      45,666
    Accounts payable                                (368,500)
    Accrued expenses                                 (77,500)
    Other                                             (2,764)
                                                  -----------
                                                   4,198,323

Add cash balances of merged companies                 92,759
Less receivables from merged entities -
 eliminated in merger                               (241,583)
                                                  -----------

                                                  $4,049,499
                                                  ===========

Value attributed to common stock upon merger      $4,046,074
Less cost of treasury stock - assumed in merger      (11,575)
                                                  -----------
                                                  $4,034,499
                                                  ===========


The accompanying notes are an integral part of these statements.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The financial statements are presented assuming the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since its inception and there is no guarantee that the Company will generate sufficient revenues from its proposed products and operations to generate a profit. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Also see Note B.

     The financial statements are reported in (USD) in accordance with generally accepted accounting principles under the jurisdiction of the United States and there are no material differences with Canadian generally accepted accounting principles.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements contain the accounts of the Company and its subsidiaries, HeatShield Technologies, Inc. ("HTI"), United Minerals Corp. of Arkansas ("UMC(AR)"), United Minerals Corp. of Arizona ("UMC(AZ)"), and HST Capital Corporation ("HST"). All subsidiaries are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash and/or cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories at December 31, 1996 and 1995 consist of:

                                           1996               1995
                                           ----               ----
     Finished Goods                      $ 28,513          $ 49,282
     Raw materials                         76,421            48,761
     Klannerite(R) Ore                     48,645            48,645
     Spare parts and supplies               7,191             6,341
                                         --------          --------
                                         $160,770          $153,029
                                         ========          ========

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE A - CONTINUED

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost for financial reporting purposes and are depreciated utilizing the straight-line method over their estimated economic lives. Significant additions and betterments are capitalized. Expenditures for maintenance, repairs and minor renewals are charged to operations as incurred. The lives utilized for depreciation are summarized as follows:

                                                         Years
         Building                                          39
         Plant equipment                                   10
         Engineering and start up                           5
         Laboratory equipment                               7
         Furniture and office equipment                   5-7

     TRADEMARKS AND PATENTS

     The Company has received the trademark registration for the product name Klannerite(R) in 1993. The Company was granted a patent on the Photon Diffusive Coating November 6, 1996. Trademarks and patents will be amortized over 10 years. The Company's trademarks are: AIM Group(R), the Corporate entity, Uni-KoteR, the UMC(AR) marketing label; and Klannerite(R), the rock from UMC (AZ)'s Viva Luz Mine.

     DEFERRED START-UP

     Deferred start-up costs associated with the surface modification business in Arkansas are being amortized over sixty months.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based on the weighted average shares outstanding during the year. The preferred stock, stock options and warrants have not been factored into the computation of loss per share because their effect is anti-dilutive.

     MAJOR CUSTOMERS

     The Company sold products from its surface modifications facility representing more the 10% of its revenues for the years ended December 31, 1996 and 1995, to Alpha Gary, Inc. (83%) and (93%) respectively.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE A - CONTINUED

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period


NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has recurring losses from operations. In addition, the Company has not been successful in the development of its resource property. Consequently, Management believes that the property may be impaired but is not able to determine the level of impairment, if any, at this time. Consequently, Management has determined that a reserve is not appropriate until such time as more information is available concerning the economic viability of the mineral deposit. Due to the lack of cash flow the Company was unable to continue to invest in and exploit the property and there is uncertainty in the potential market for the deposit. There is no assurance that the resource property will be fully recoverable at these levels. Although the Company's surface modification business in Arkansas has been profitable, it is reliant on very few customers. Unless the Company is successful in diversifying and expanding its customer base, the prospects for this line of business remains uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is seeking alternative sources of private placement equity financing that would allow the marketing and diversification effort for the surface modification business as well as the continued research and development effort for the resource property. There can be no assurance that the Company will be successful in its efforts to obtain additional financing. If the Company is not successful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE C - MERGER

On March 23, 1995, the shareholders of the Company (AIM Group) and Advanced Industrial Minerals, Inc. (AIM), HeatShield Technologies (HTI) and AIM Funding Group, L.P. (HFG), approved the amalgamation of the entities into AIM Group effective March 31, 1995.

Pursuant to shareholder approvals and the merger agreement, the Company completed the purchase of the assets and liabilities of AIM, and the shareholders of AIM received .426825 shares of AIM Group in exchange for each common share of AIM held.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE C - CONTINUED

HTI was merged with a subsidiary of the Company and the HTI shareholders received 0.919632 shares of AIM Group in exchange for each common share of HTI held. The conversion ratio was calculated by giving consideration to the ownership of HST Capital Corp., a wholly-owned subsidiary of HTI, of 500,000 shares of AIM which were held in escrow. The conversion ratio before giving consideration to such ownership was 0.808902.

HFG distributed the preferred shares of HTI owned by it to its partners who then exchanged each preferred share for 1,000 shares of AIM Group.

After the consummation of the merger transactions, AIM Group became the parent company with 4 operating subsidiaries; HTI, UMC(AR), UMC(AZ) and HST Capital. As a result of these mergers the former shareholders of the Company and HTI and the partners of HFG all became shareholders of AIM Group.

At the Corporation's 1996 Annual Meeting of the Shareholders it was approved to authorize the directors to amend Article Four of the Corporation's Articles of Incorporation to increase the maximum number of authorized share of Capital Stock of AIM Group from 7,000,000 to 13,000,000, including an increase in the number of Common Stock authorized for issuance from 6,000,000 to 12,000,000 for acquisitions, financing, public offerings and or other appropriate corporate purposes.

AIM Group has 12,000,000 common shares authorized and the merger resulted in the issuance of 3,898,930 shares of AIM Group stock in exchange for all the outstanding common stock of AIM and HTI and 1,000 shares of HTI preferred stock held by HFG. AIM Group received approval on January 3, 1995 for registration of its shares in the U. S. under the Securities Act of 1933.

The following are the condensed pro forma statements of operations of AIM Group and Subsidiaries assuming the merger had taken place on January 1, 1994; the pro forma results of operations for 1995 reflect a full twelve months of operations.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE C - CONTINUED

STATEMENTS OF OPERATIONS:
                                                      Year ended December 31,
                                                   1995                     1994
                                                   ----                     ----
                                                (Pro Forma)              (Pro Forma)
                                                -----------              -----------
SALES                                           $2,820,958               $  406,378
COST OF GOODS SOLD                               1,975,680                  232,279
                                                -----------              -----------
         GROSS PROFIT                              845,278                  174,099

EXPENSES
         General and administrative             $  933,871               $  632,344
         Interest                                  171,785                   27,778
         Depreciation and amortization              60,140                   41,142
                                                -----------              -----------
                                                 1,165,796                  701,264
                                                -----------              -----------
         Loss before income taxes                 (320,518)                (527,165)
Income taxes                                          -                        -
                                                -----------              -----------
         NET LOSS                               $ (320,518)              $ (527,165)
                                                ===========              ===========

Net loss per share                              $    (0.09)              $    (0.15)
                                                ===========              ===========


Weighted average shares outstanding              3,672,894                3,472,103
                                                ===========              ===========



NOTE D - OPERATIONS/NATURE OF BUSINESS

AIM Group is the parent company that provides centralized management, finance, long range planning, accounting and administration to three principal operating entities. These operations are a surface modification facility, a mining lease, and the manufacture and marketing of specialty high temperature coatings. The Company has discontinued manufacture of the coatings and did not actively market these coatings during 1996.

AIM Group shares are listed on the Vancouver Stock Exchange. The Company's common stock is currently quoted under the symbol AGDU.V.

AIM Group, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE D - CONTINUED

     UNITED MINERALS ARKANSAS (UMC(AR)) SURFACE MODIFICATION PLANT

     UMC(AR) is the Company's core business and has completed its second full year of operations as of December 31, 1996. It operates a surface modification facility, both as principal and as a toll processor, for industrial minerals used as fillers in the rubber and plastics industries. The plant commenced operations in April, 1994. Since inception UMC(AR) has carried out leasehold improvements and the engineering, procurement, and construction of machinery and equipment. UMC(AR) purchased the land and building in 1995.

     The UMC(AR) Malvern facility has been designed to treat industrial fillers such as silica, clay, mica, alumina trihydrate, wollastonite, magnesium hydroxide and microspheres with silanes. The treated products are used in the plastics and elastomer industries. Silanes or "organosilicon chemicals" were recognized as superior coupling agents approximately 40 years ago.

     Typical customers of UMC(AR) are compounders in the plastics and elastomer industries seeking to improve the physical properties and the performance of their products. Through the application of small quantities of organosilicon chemicals, UMC(AR) can, through surface modification, appreciably improve the physical characteristics of the filler resin composites. Improvements in composite properties that are desired by customers are: (i) lower oil absorption, (ii) less moisture ingress or accumulation, (iii) increased tensile strength, and (iv) better mixing viscosity. Composites containing surface modified fillers are used in the electronics, communications, transportation, construction materials, and appliance industries.

     The use of surface modified fillers may require that customers change their formula or production method in order to achieve maximum benefit from the modified filler materials. As such, there may be a prolonged interval of business development during which the customer undertakes testing and evaluation prior to a change in materials source. UMC(AR) has successfully supplied samples to a number of customers and sample evaluation is ongoing. Additionally, UMC(AR) has successfully carried out surface treatment of test quantities of opacifying materials.

     UMC(AR) operated one shift per day during 1996 and treated approximately 2,600 tons of commercial products at the Malvern plant. Management estimates that the plant's capacity is approximately 7,000 tons per year. The plant currently has two mixing and packaging lines, and effective doubling of capacity providing for treatment of a diverse product mix, is under consideration. Approximately seven full time employees currently work at the plant.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE D - CONTINUED

     HEATSHIELD TECHNOLOGIES, INC. (HTI)

     HTI is in the development stage with a limited history of operations.

     HTI carried our reserve analysis, surface mining, and processing of a silica/kaolinite rock, called "Klannerite(R)", at a mining property locally referred to as the "Viva Luz Mine" located in Mohave County, Arizona. Exploitation of the Viva Luz Mine was formerly conducted on a joint venture basis with AIM. No mining of Klannerite(R) has been carried out since 1993.

     Initial indications were that Klannerite(R) would have application as an ingredient in PDC coating. Marketing of the PDC coating was initiated in April, 1994. Development work concentrated on securing test applications at steel mills, aluminum, glass, and other industries operating furnaces and kilns where the characteristics of PDC, as exhibited on a laboratory scale, could be exploited. It is now apparent to management that the features of PDC are not replicable in full scale industrial applications. It was therefore decided to try to enter the coatings market with a product exhibiting higher resistance to chemical (alkali) attack, as with the Omega line of coatings.

     In December of 1995, HTI signed a technology License Agreement with Omega Coating Pty., Limited of Sydney, Australia (OCPL). The agreement provided HTI exclusive North American rights to sell and distribute furnace coatings known as Omega 1 and Omega 2. The Omega 1 coating contains a significant portion of Klannerite(R) which was supplied to OCPL by HTI.

     HTI also signed a Technology Purchase Option Agreement with OCPL. This agreement provided HTI the exclusive rights to purchase all worldwide rights to the Omega line of coatings licensed by OCPL from Refract-a-Gard Pty., Limited, also of Sydney, Australia, and certain assets of OCPL pertinent to the Omega coatings and their manufacture.

     After limited test marketing of these products, the Company abandoned its exclusive license and has written off $93,396 of its investment in license and royalty payments. Due to a current lack of available research and development funds, the Company is no longer pursuing the options with respect to Omega coatings. Although the licensing agreements have been canceled, the Company maintains a dialogue with OCPL should the need arise to renew a working relationship. Both of these products continue to be evaluated by potential customers.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE D - CONTINUED

     HTI is also working to develop Klannerite(R) for use as an industrial filler. Initial tests were carried out to develop uses for latex based paints, oil based paints, and plastics. Test results for oil based paints and plastics have been average to substandard. Test results for latex based paints have been better, with good thixotropy, flatting, and scrub resistance compared to commonly used fillers. Although development funds are limited, further testing and marketing efforts are underway to develop local markets in the Phoenix - Las Vegas - Southern California area with small independent paint manufacturers. Additionally, new uses are under investigation, including Klannerite(R) as a pozzolan component in grouts and white cements, as a microporous light weight insulating low temperature aggregate, and as a lightweight roofing aggregate for polymer roofing systems. To date there have been no commercial sales to these markets.

     UNITED MINERALS CORPORATION ARIZONA - VIVA LUZ MINE

     UMC(AZ), a wholly owned subsidiary, holds a mining lease (Lease) which expires March, 2004 with New Mexico and Arizona Land Company, the owner of the mining rights. The Lease is subject to a further term in perpetuity provided the property is in operation and is generating minimum royalties.

     The Lease permits the exploration of the property and removal of the mineral over the remaining term. The Lease calls for the payment of production royalty of 5% of the gross consideration obtained for the mineral less transportation costs, subject to minimum royalty payment of $5,000 per year.

     In July, 1992, the Atchison Topeka and Santa Fe Railway Company denied public access across its tracks, preventing the company access to the mine, unless the company posts a flagman and spotter at the crossing site. A substantial quantity of processed KlanneriteR, sufficient for foreseeable sales, is available from the Company's inventory.

     The use of Klannerite(R) in the manufacture of refractories for the aluminum industry was tested during the year without success.

     The Company's objective in selling Klannerite(R) as a filler and for other uses is considered by management to be dependent on the ability to develop initial markets in the Southwest. The testing and marketing for these applications will be performed this year.


NOTE E - ACCOUNTS RECEIVABLE

As of December 31, 1996 the Corporation had net accounts receivable from trade sales of $170,810 compared to $216,242 as at December 31, 1995. This results from outstanding accounts receivable in the amount of $495,103 as shown in the current asset section less $324,293 in receivables factored as stated in the liability section.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE F - PROPERTY AND EQUIPMENT

Property plant and equipment is summarized as follows:

                                           1996               1995
                                           ----               ----

     Plant                               $108,000           $108,000
         Building improvements             98,442             63,165
         Plant and lab equipment          306,781            282,084
         Engineering costs                 66,412             42,423
         Vehicles                          37,044             14,318
         Furniture and Equipment           93,920             78,591
                                         ---------          ---------
                                          710,599            588,581
         Less accumulated depreciation   (163,540)           (98,165)
                                         ---------          ---------
                                          547,059           $490,416
         Land                              10,000             10,000
                                         ---------          ---------
                                         $557,059           $500,416
                                         =========          =========


NOTE G - OTHER ASSETS

Other assets consist of the following:

                                                             1996               1995
                                                             ----               ----

         Patents and Trademarks                           $  28,392          $  24,249
         Unamortized portion of deferred start up costs      15,197             21,828
         Deferred costs associated with proposed
           new venture                                         -                16,006
         Deposits and other                                   3,247              6,145
                                                          ----------         ----------
                                                          $  46,836          $  68,228
                                                          ==========         ==========


NOTE H - RESOURCE PROPERTY

The Company's resource property, located in Arizona, consists of mineral leases and deposits. This property was valued based on appraisal as part of the merger described in Note C. The following describes the property and related reserves of rock containing crystobalite, quartz and kaolinite.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE H - CONTINUED

     MINERAL LEASE - VIVA LUZ DEPOSIT

     The Viva Luz Mine, located in Mohave County in Arizona, is a crystobalite, quartz and kaolinite deposit with proven drilled reserves. The deposit has been classified into three different grades. The whitest grade is denoted as K1, the off white grade is denoted as K2 and the third, lowest grade as K3.


     The following is a table showing the grade and applicable estimated tons of the material deposit: Grade Tons K1 (proven and probable) 340,000 K2 and K3 1,350,000 Total Tons 1,690,000

     The average estimated process recovery of the material is 82%, and the recovery loss has not been reflected in the tonnage shown above.

     The carrying value of the resource property including the prepaid royalties is as follows:

     Resource property purchase price                 $3,935,798
     Pre-paid royalties                                   59,575
                                                      -----------
                  Resource property                   $3,995,373
                                                      -----------


     OTHER MINERAL PROPERTY

     The company has discontinued its annual payment to maintain 14 small unpatented mining claims. The Company is evaluating the benefits of restaking three claims adjacent to its resource property.

     MINERAL MINED, PRODUCED AND SOLD IN 1992, 1993, 1994, 1995 AND 1996

     In 1992 the 222.5 tons of K1 processed during the year 1992 was considered to be a trial production run. 7.5 tons of the 222.5 tons produced was distributed as samples and 2.5 tons were sold. During 1996 a nominal number of samples aggregating approximately 250 pounds were sent to prospective customers with no positive response. The remaining 212.5 tons are being held in inventory.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE H - CONTINUED

     No sales of Klannerite(R) have been reported for 1994, 1995 or 1996.


NOTE I - LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 1996 and 1995:

                                                                           1996                    1995
                                                                       ------------            ------------
         Mortgage payable, secured by Arkansas
          manufacturing facility, payable in monthly
          installments of approximately $900 including
          interest at 10.25%.                                          $  60,309               $  66,956

         Equipment loans payable, secured by vehicle
          and equipment, payable in monthly installments
          of approximately $1,061 including interest
          at 10.2 % to 14.2%.                                             30,724                  17,476
                                                                       ----------              ----------
                                                                          91,033                  84,432
         Less amounts due within one year                                 14,960                  12,201
                                                                       ----------              ----------
                                                                       $  76,073               $  72,232
                                                                       ==========              ==========


Maturities of long-term debt over the next five years are as follows:

          Year ended
         December 31,
      -----------------
            1997                                                        $ 14,960
            1998                                                          59,799
            1999                                                           7,678
            2000                                                           8,596
                                                                        ---------
                                                                        $ 91,033
                                                                        =========


The Company also has a factoring arrangement for its receivables arising from its sale of products from its Arkansas toll facility. The factor has a security interest in all factored accounts receivable. The total interest and factoring costs for 1996 and 1995 were $85,741 and $111,785 respectively.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE J - CONVERTIBLE NOTES PAYABLE

On November 15, 1995 the Company announced a private placement in the form of Convertible Promissory Notes, having an aggregate face value of $1,050,000, with three related party placees (see "Related Parties") and subject to approval by the Vancouver Stock Exchange. The notes carry a three year conversion feature at the option of the holders to convert the face value of the notes into common shares of the Company at a price of $1.10 if converted on or before December 31, 1996; $1.35 on or before December 31, 1997; $1.60 on or before December 31, 1998. In addition, the Company has the right to convert the notes into common shares upon completion of an offering of 1,500,000 common shares at a minimum price of $1.50 per share.

As of December 31, 1995 the Company received $1,050,000 in subscriptions and the placees had advanced $750,000 in proceeds towards the private placement. On February 16, 1996 the Company received the approval from the Vancouver Stock Exchange and on February 20, 1996 closed the private placement with all proceeds received. The Stockholders approved the private placement at the annual meeting of shareholders held July 10, 1996.

At a meeting of the Board of Directors held on July 23, 1996 the Directors of the Corporation passed a resolution confirming that the Corporation would not issue any debt which ranks senior in priority to the Convertible Notes without the consent of the Convertible Note holders.

The Notes, having an outstanding principal balance of $1,050,000 matured on December 31, 1996. The cash flow from operations was not sufficient to pay off the Notes. The Corporation is negotiating with the holders of the Notes, each of which are related parties, to amend the Notes to extend the final maturity to March 31, 1998, to increase the interest rate to 10% per annum and to change the conversion rate to $.70 per share. The convertible notes will remain unsecured to the Company's assets.


NOTE K - STOCK OPTIONS AND WARRANTS

The Company had various non-qualified incentive stock options and warrants that had been issued to employees, directors and investors. Most of these options and warrants were issued prior to the merger and were converted to Company options and warrants as a result of the merger. The following is a summary of activity during 1996 and 1995:

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE K - CONTINUED

                                                                       Number of                 Price Per
                                                                        Shares                     Share
                                                                      -----------               -----------
INCENTIVE STOCK OPTIONS:
         Balances outstanding on merger date:
                  Expiring:
                  December 31, 1995                                     154,037                $.54 - $1.63
                  April 14, 1996                                        110,190                    $1.34
                  May 8, 1998                                             7,909                     $.54
                                                                      ----------
                  Balance - March 31, 1995                              272,136
         Exercised for the period ended
           December 31, 1995                                            (91,962)                    $.54
         Issued July 10, 1996                                            25,000                    $1.15
         Expired on December 31, 1996*                                  (62,075)                   $1.63
         Expired on December 31, 1996*                                 (110,190)                   $1.34
         Canceled December 31, 1996                                      (7,909)                    $.54
                                                                      ----------
                  Balance - December 31, 1996                              -
                                                                      ==========

                  Comprised of options expiring:
                  December 31, 1997                                      25,000                    $1.15
                                                                      ==========

WARRANTS:
         Balances outstanding on merger date:
                  Expiring
                  December 31, 1995                                     409,575                $.01 - $2.00

         Exercised for the period ended
           December 31, 1995                                           (122,573)               $.01 - $1.22

         Expired on December 31, 1996*
           (see note below)                                            (287,002)              $1.50 - $2.00
                                                                      ----------
         Balance outstanding at December 31, 1996                          -
                                                                      ==========

On July 10, 1996 the Company issued to Bernard Kossar, a newly appointed director, 25,000 of incentive stock options exercisable at $1.15 through December 31, 1997. In addition, the Company canceled 7,909 options granted to a former employee. There were no options or warrants exercised during 1996 and all options and warrants extended December 31, 1996 expired.

* The Company's Board of Directors approved an extension of the expiration dates for 445,586 options and warrants set to expire on December 31, 1995 and April 14, 1996 to December 31, 1996. On May 17, 1996 the Vancouver Stock Exchange approved the extension of these options and warrants subject to Shareholder approval. The extension of the options and warrants were approved by the Shareholders at the Annual Meeting of the Shareholders held on July 10, 1996.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE L - LEASE COMMITMENTS

The Company's corporate headquarters are leased pursuant to an operating lease expiring October 31, 1998. Currently, there is a contingent contract to sublet some space that would reduce the lease obligations by approximately $18,000 per year. Future lease payments at December 31, 1996 are as follows:

          Year ended
         December 31,                                     Amount
      -----------------
            1997                                          $ 42,549
            1998                                            36,632
                                                          ---------
                                                          $ 79,181
                                                          =========


NOTE M - WRITE OFF INVESTMENT - ABANDON PROJECT

During the year due to lack of funding and slow response from the market place the Company discontinued its exclusive license and royalty agreement with Omega Coatings Pty. Limited of Sydney, Australia. The licensing rights for the Omega products were acquired in late 1995. The Company wrote off $93,396 invested in the Omega project.


NOTE N - RELATED PARTY TRANSACTIONS

The following transactions with the Corporation are identified as transactions with related parties.

     PRIVATE PLACEMENT OF CONVERTIBLE 3 1/2% PROMISSORY NOTES

     The Company announced on November 15, 1995 under a prospectus exemption a private placement in the form of 3 year convertible 3 1/2% Promissory Notes having a face value of $1,050,000 subject to the approval of the Vancouver Stock Exchange. (See Note J). The following related individuals and affiliated concerns have subscribed to the private placement as follows:

     NORTHERN FEDERAL MINERALS LLC Paul R. Arena, an officer and director of the Corporation, is a principal in this Michigan limited liability corporation. Joseph L. Ranizini, a director of the Corporation, is a related party to Northern Federal Minerals, LLC. On November 13, 1995 Northern Federal Minerals LLC subscribed for $450,000 of the private placement of $1,050,000 convertible promissory notes issued by the Corporation.

     BERNARD R. KOSSAR    Mr. Kossar, on December 20, 1995, purchased $300,000
     of the private placement of $1,050,000 convertible promissory notes issued by the Corporation.

     LDD CAPITAL LLC Shawn P. Durand, a former officer of the Corporation, is a principal in LDD Capital LLC, a Minnesota limited liability corporation, which corporation on February 2, 1996 purchased $300,000 of the private placement of $1,050,000 convertible promissory notes issued by the Corporation.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the Periods from Inception (March 28, 1994) to December 31, 1996


NOTE N - CONTINUED

     The Corporation received approval for the issuance of these convertible notes from the Vancouver Stock Exchange on February 19, 1996 and the transactions closed on February 20, 1996.

     CONSULTING FEES

     During the period the Corporation paid the following fees for services to directors and advisors and other insiders not considered employees.

     D. M. Hartley a director,  elected  Chairman and Chief Executive  Officer
     (CEO) of the Corporation in August, 1995 was compensated on a per diem basis of $400 per day. Mr. Hartley was paid $6,350 in connection with services rendered as the CEO during 1995 and $10,560 in 1996; Iain Richmond has served as President of the Corporation since April, 1995 and was paid $400 per day on a per diem basis. Mr. Richmond was paid $62,125 for services rendered during 1995 and $66,000 in 1996; Michael McManus a director was paid consulting fees in the amount of $12,500 during 1995; Mr. Wright an advisory board member was paid consulting fees in the amount of $25,000 during 1995. No compensation was paid to either Mr. McManus or Mr. Wright for 1996.

     EXERCISE OF INCENTIVE OPTIONS AND WARRANTS

     No incentive options and warrants were exercised during 1996. During 1995 the following incentive options and warrants were exercised.

     In September Paul R. Arena, a director and officer exercised 60,242 incentive stock options at a price of $.54 each; Shawn P. Durand, an officer exercised 17,926 incentive stock options at a price of $.54 each; Jenni Yachelson, an officer exercised 13,794 incentive stock options at a price of $.54 each; D. M. Hartley, Chairman and CEO exercised 552 warrants at a price of $.54 each; Joseph Wright, an advisory board member exercised 32,000 warrants at a price of $1.22 each; Michael McManus a director exercised 10,245 warrants at a price of $1.22 each; E. Avery Williams, an advisory board member exercised 920 warrants at a price of $.54 each; Lewis Foy an advisory board member exercised 184 warrants at a price of $.54 each.

NOTE O - INCOME TAXES - NET OPERATING LOSSES

The Companies have net operating loss carryforwards available to offset future taxable income approximating $2,317,600 expiring through the year 2010. Due to the merger described in Note B the net operating losses are subject to certain limitations, computed on an annual basis.