Form 10KSB/A
period 1996-12-31
AIM GROUP INC
filed 1997-04-16
CIK 928032

Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
(MARK ONE)

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

     The undersigned registrant hereby amends the following item of its Annual Report on Form 10-KSB for the year ended December 31, 1996, as set forth in pages attached hereto:

         Part I - Item 7         -        Financial Statements - name and
                                          signature of independent auditor on
                                          page F-1

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AIM GROUP, INC.

                                      By:/s/PAUL R. ARENA
                                         ----------------------
                                         Paul R. Arena
                                         Chairman of the Board, Chief Executive
                                         Officer and President

Date: April 16, 1997

 Amendment No. 1 to AIM Group, Inc. Annual Report
 on Form 10-KSB for the year ended December 31, 1996
 ----------------------------------------------------

     The Annual Report on Form 10-KSB of AIM Group, Inc. (the "Company") for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on April 15, 1997, inadvertently did not include the name and conformed signature of the independent auditor of the Company in the Independent Auditor's Report set forth as page F-1 of the audited financial statements filed pursuant to Item 7 of Part II of the Form 10-KSB and attached thereto. Accordingly, set forth below is the amended Item 7 of the Form 10-KSB and related financial statements:


PART II

Item 7.  Financial Statements
         --------------------

     The financial statements of the Company and the Report of Independent Auditors thereon are set forth elsewhere in this report.

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


                                             /s/M.A. CABRERA & COMPANY, P.A.
                                             -------------------------------
                                             M.A. Cabrera & Company, P.A.
Plantation, Florida
March 14, 1997

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