Form 10QSB
period 1997-03-31
AIM GROUP INC
filed 1997-05-15
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                            ------------------


                               FORM 10-QSB

            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended March 31, 1997

            [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 33-82468
                           -------------------


                             AIM GROUP, INC.
    (Exact name of small business issuer as specified in its charter)

      2001 W. Sample Road (Suite 300), Pompano Beach, Florida 33064
           (Address of registrant's principal executive office)

                               954-972-9339
                     (Registrant's telephone number)

                Delaware                     13-3773537
       (State of Incorporation)   (I.R.S. Employer Identification No.)


                           -------------------


Check whether the issuer (1) filed all reports to be filed by Section 13 or (15(d) of the Exchange Act during the past 12 months and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]    No [ ]

The  number  of  shares of common  stock  outstanding  as of May 13,  1997 was
3,965,339

Transitional Small Business Disclosure Format: Yes [ ]     No [X]

                     AIM GROUP, INC.AND SUBSIDIARIES

                                  INDEX

                                                                       Page(s)
                                                                       -------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets -
               March 31, 1997 and December 31, 1996                       3

              Condensed Consolidated Statements of
               Operations  - Three Months Ended March
               31, 1997 and 1996                                          4

              Condensed Consolidated Statements of
               Cash Flows - Three Months Ended March
               31, 1997 and 1996                                          5

              Notes to Condensed Consolidated
               Financial Statements                                       6


Item 2.       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               7-9

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                           9

Item 3.       Defaults Upon Senior Securities                          9-10

Item 4.       Submission of Matters to a Vote of
               Security Holders                                          10

Item 5.       Other Information                                          10

Item 6.       Exhibits and Reports on Form 8-K                           11

SIGNATURES                                                               12

PART I.       FINANCIAL INFORMATION

                       AIM Group, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                        1997          1996
                                                    -----------   -----------
ASSETS                                                (Unaudited)    (Note)
CURRENT ASSETS
  Cash                                              $   40,157    $   70,342
  Accounts receivable
    Trade                                              384,314       504,864
    Other                                                    0           564
  Inventories                                          174,188       160,770
  Prepaid expenses                                      28,489        18,529
                                                    -----------   -----------
          Total current assets                         627,148       755,069

PROPERTY, PLANT AND EQUIPMENT                          720,599       720,599
Less allowances for depreciation                      (181,270)     (163,540)
                                                    -----------   -----------
                                                       539,329       557,059

 RESOURCE PROPERTY                                   4,000,373     3,995,373

OTHER ASSETS                                            47,664        46,836
                                                    -----------   -----------
                                                    $5,214,514    $5,354,337
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $  436,624    $  281,454
  Receivable financing liability                       221,979       324,293
  Current portion of long-term debt                     14,960        14,960
  Accrued expenses                                      69,915        96,111
                                                    -----------   -----------
         Total current liabilities                     743,478       716,818

LONG-TERM DEBT, less current portion                    71,956        76,073

CONVERTIBLE NOTES PAYABLE                            1,050,000     1,050,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized;
   $1 par value; no shares issued or outstanding.            -             -
  Common stock; 12,000,000 shares authorized;
   $.01 par value; 3,980,053 shares issued and
   3,978,766 shares outstanding at December 31,
   1996 and March 31, 1997.                             39,801        39,801
  Additional paid in capital                         4,222,809     4,222,809
  Common stock held in treasury - 1,287 shares          (1,400)       (1,400)
  Accumulated  deficit                                (912,130)     (749,764)
                                                    -----------   -----------
                                                     3,349,080     3,511,446
                                                    -----------   -----------
                                                    $5,214,514    $5,354,337
                                                    ===========   ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                        1997          1996
                                                    -----------   -----------
Net sales                                           $  572,092    $1,069,231
Costs and expenses
  Cost of products sold                                428,538       647,347
  Selling and administrative expenses                  226,976       273,601
  Interest                                              49,782        63,091
  Depreciation and amortization                         19,401        18,508
                                                    -----------   -----------
                                                       724,697     1,002,547
                                                    -----------   -----------
Earnings (loss) before taxes                          (152,605)       66,684

Income taxes                                                 -             -
                                                    -----------   -----------
Net earnings (loss)                                 $ (152,605)   $   66,684
                                                    ===========   ===========

Net earnings per share                              $   (0.038)   $    0.017
                                                    ===========   ===========

Weighted average shares outstanding                  3,978,766     3,944,888
                                                    ===========   ===========


See notes to condensed consolidated financial statements.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF CASH FLOWS

                                                       Three Months Ended
                                                            March 31
                                                    -------------------------
                                                        1997          1996
                                                    -----------   -----------
CASH FLOWS FROM OPERATIONS                          $  (21,741)   $ (212,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        -       (39,968)
  Increases in other assets and resource property       (4,327)      (42,083)
                                                    -----------   -----------
       Net cash provided by investing activities        (4,327)      (82,051)
                                                    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from convertible note payable          -       300,000
  Payment of long-term debt                             (4,117)       (3,067)
                                                    -----------   -----------
       Net cash provided by financing activities        (4,117)      296,933
                                                    -----------   -----------

     NET INCREASE (DECREASE) IN CASH                $  (30,185)   $    2,362
                                                    ===========   ===========


See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1997

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the period ended December 31, 1996.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                            March 31,            December 31,
                                              1997                  1996
Finished goods                              $ 35,303              $ 28,513
Raw materials                                 84,497                76,421
Klannerite Ore                                48,645                48,645
Spare parts and supplies                       5,743                 7,191
                                           -----------           -----------

                                            $174,188              $160,770
                                           -----------           -----------


NOTE C - CONVERTIBLE NOTES PAYABLE

The notes, having an outstanding principle balance of $1,050,000 matured on December 31, 1996. The cash flow from operations was not sufficient to pay off the Notes. The Company has amended $750,000 of the total issue of $1,050,000 of Notes to extend the final maturity to March 31, 1998, to increase the interest rate to 10% per annum and to change the conversion rate to $.70 per share. Terms have been reached to replace the balance of $300,000 of Notes with a new investor under the same terms and conditions along with the other Note holders. This transaction is anticipated to be completed during the Company's second quarter. The convertible notes will remain unsecured to the Company's assets. The terms of the Note Amendments are subject to the approval of the Vancouver Stock Exchange.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net sales of AIM Group, Inc. (the "Company") for the first quarter of 1997 amounted to $572,092, a decrease of $497,139 from net sales of $1,069,231 in the prior year's comparable quarter. The decline in net sales was primarily attributable to a significant decline in a major customer's product line. Cost of products sold amounted to $428,538 and $647,347 in the first quarters of 1997 and 1996, respectively, resulting in a gross margin of 25% in the first quarter of 1997 compared to a 39% gross margin in the first quarter of 1996. The reduction in the gross margin was primarily attributable to the decline in net sales. Subsequent to the change in management of the Company effective March 27, 1996, new management has commenced efforts to increase net sales by offering improved and/or new industrial filler products and applications to existing and potential new customers.

     The Company is beginning to receive orders from a number of customers on a "toll" basis. The Company does not incur any substantial amount of cost of products sold for this toll business. Since the customer usually provides the materials, the net sales amounts typically invoiced by the Company are less while preserving a profit amount on a per truckload basis which is similar to other business. The Company has recently shipped several production size samples to customers which is usually the last step in a process to receive ongoing business.

     Selling and administrative expenses during the first quarter were $226,976, or 40% of net sales, compared to $273,601, or 26% of net sales, in the first quarter of 1996. The decrease in selling and administrative expenses is primarily attributable to the reduction in net sales. In early April 1997, new management of the Company commenced steps designed to reduce corporate overhead and the Company believes that selling and administrative expenses in the second quarter of 1997 will decline from the level experienced in the first quarter.

     Interest expenses were $49,782, or 9% of net sales, in the first quarter of 1997 compared to $63,091, or 6% of net sales, in the first quarter of 1996. The increase in interest expenses as a percent of net sales was attributable both to the reduction in net sales as well as the Company's increased use of the factoring of receivables to provide working capital. A new receivables financing agreement is in place which should effectively reduce interest expenses by 30% to 40% for this financing when needed.

     Primarily as a result of the above, the Company incurred a net loss of $152,605, or $.038 per share, in the quarter ended March 31, 1997, compared to net earnings of $66,684, or $.017 per share, in the quarter ended March 31, 1996.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company incurred a negative cash flow from operations of $21,741 in the first quarter of 1997, compared to a negative cash flow from operations of $212,520 in the first quarter of 1996. As of March 31, 1997, the Company had a working capital deficit of $116,330.

     In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. It is the intention of management to discontinue the use of factoring as soon as practicable. In that regard, the Company is applying for a $200,000 loan from a local development fund for plant improvements and working capital purposes.

                                ---------------

     The above discussion contains forward-looking statements relating to the Company's revenues and expenses. Actual results of operations may differ materially from projected or expected results of operations due to changes in the demand for the Company's products, unanticipated ore grade and geological problems, metallurgical and other processing problems, availability of materials and equipment, the timing of receipt of necessary governmental permits, the occurrence of unusual weather or operating conditions, force mejeure events, the failure of equipment or processees to operate in accordance with specifications or expectations, accidents, environmental risks, uncertainties relating to the feasibility of certain proposed product applications, the Company's dependence upon a limited number of customers and suppliers, competition from other mineral suppliers and custom or toll processors in the surface modification industry and the availability of financing. Many of such factors are beyond the Company's ability to control or predict. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.      OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     Two legal actions that were initiated during the first quarter of 1997 have been dismissed. On May 1, 1997, Mr. Bernard Kossar, a former director of the Company, withdrew his action filed against the Company on January 31, 1997 for nonpayment of a Convertible Promissory Note. Secondly, in early May 1997, the current directors of the Company dismissed an action that had been filed by them against two former directors of the Company on April 24, 1997, pursuant to Section 225 of the Delaware General Corporation Law.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     On December 31, 1996, Convertible Promissory Notes previously issued by the Company in the total principal amount of $1,050,000 and held by three holders (the "Notes") matured but were not paid as cash flow from operations was not sufficient to pay the principal and accrued interest due. During April 1997, two holders owning $750,000 principal amount of Notes agreed to amended terms providing for the extension of the final maturity date to March 31, 1998, increase of the interest rate from 3.5% to 10% per annum, and decrease in the conversion price to $.70 per share. The Company believes that during the second quarter of 1997, a new investor will replace the third holder that owns the $300,000 principal balance of the Notes and will agree to such amended terms. Effectiveness of the amended terms of the Notes is subject to the approval of the Vancouver Stock Exchange.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF THE
         SECURITY HOLDERS

     On March 27, 1997, in accordance with Section 228 of the Delaware General Corporation Law, the holders of a majority of the Company's outstanding shares, by shareholders' consents in lieu of a shareholders' meeting, authorized a change in the members of the Board of Directors. For more detailed information relating to the change in the Board and subsequent appointment of new executive officers of the Company, reference is made to the Form 8-K filed by the Company on March 28, 1997.


Item 5.  OTHER INFORMATION

     Effective April 29, 1997, Joseph L. Ranzini resigned as a director of the Company.

     The Company's shares trade on the Vancouver Stock Exchange, Vancouver, B.C., Canada. The price of the shares is quoted in U.S. dollars and U.S. shareholders can locate the Company's common stock under the symbol AGDU.V. The symbol for Canadian shareholders is AGD.U.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.  The following exhibit is filed herewith:

         Exhibit No.               Document
         -----------               ---------
            27                     Financial Data Schedule


(b) REPORTS ON FORM 8-K. Forms 8-K were filed by the Company on February 7, February 20, and March 28, 1997.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AIM GROUP, INC.

May 15, 1997                                       By: /s/PAUL R. ARENA
                                                       ----------------
                                                       Paul R. Arena
                                                       Chairman of the Board,
                                                       Chief Executive Officer
                                                       and President


May 15, 1997                                       By: /s/LEIGH S. ZOLOTO
                                                       -------------------
                                                       Leigh S. Zoloto
                                                       Chief Financial Officer,
                                                       Secretary and Treasurer