Form 10QSB
period 1997-06-30
AIM GROUP INC
filed 1997-08-08
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1997

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-82468
                        -------------------------------


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

                              -------------------



Check whether the issuer (1) filed all reports to be filed by Section 13 or (15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The  number of  shares of common  stock  outstanding  as of July  22,1997  was
3,965,339

Transitional Small Business Disclosure Format: [ ] Yes    [X] No

                        AIM GROUP, INC.AND SUBSIDIARIES

                                     INDEX

                                                                       Page(s)
                                                                       -------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                            3

           Condensed Consolidated Statements of
            Operations  - Three Months and Six
            Months Ended June 30,1997 and 1996                             4

           Condensed Consolidated Statements of
            Cash Flows - Three Months and Six Months
            Ended June 30, 1997 and 1996                                   5


           Notes to Condensed Consolidated
            Financial Statements                                           6


Item 2.    Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   7-9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               9

Item 2.    Defaults Upon Senior Securities                                10

Item 3.    Other Information                                              10

Item 4.    Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                11

Part 1. Financial Information

                       AIM Group, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,    December 31,
                                                      1997         1996
                                                  -----------  -----------
ASSETS                                             (Unaudited)    (Note)
CURRENT ASSETS
  Cash                                            $    4,470   $   70,342
  Accounts receivable
    Trade                                            437,164      504,864
    Other                                                 -           564
  Inventories                                        176,121      160,770
  Prepaid expenses                                    18,063       18,529
                                                  -----------  -----------
          Total current assets                       635,818      755,069

PROPERTY, PLANT AND EQUIPMENT                        727,649      720,599
Less allowances for depreciation                    (198,999)    (163,540)
                                                  -----------  -----------
                                                     528,650      557,059

RESOURCE PROPERTY                                  4,000,373    3,995,373

OTHER ASSETS                                          49,233       46,836
                                                  -----------  -----------
                                                  $5,214,074   $5,354,337
                                                  ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                $  519,290   $  281,454
  Receivable financing liability                     290,076      324,293
  Current portion of long-term debt                   14,960       14,960
  Accrued expenses                                    43,483       96,111
                                                  -----------  -----------
         Total current liabilities                   867,809      716,818

LONG-TERM DEBT, less current portion                  68,634       76,073

CONVERTIBLE NOTES PAYABLE                          1,050,000    1,050,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized;
   $1 par value; no shares issued or outstanding.         -            -
  Common stock; 12,000,000 shares authorized;
   $.01 par value; 3,980,053 shares issued and
   3,978,766 shares outstanding at December 31,
   1996 and 3,964,052 outstanding at June 30,
   1997.                                              39,801       39,801
  Additional paid in capital                       4,222,809    4,222,809
  Common stock held in treasury - 1,287 shares at
   December 31, 1996 and 16,001 shares at June
   30, 1997.                                         (14,996)      (1,400)
  Accumulated  deficit                            (1,019,983)    (749,764)
                                                  -----------  -----------
                                                   3,227,631    3,511,446
                                                  -----------  -----------
                                                  $5,214,074   $5,354,337
                                                  ===========  ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                           Three Months Ended          Six Months Ended
                                                 June 30                   June 30
                                        ------------------------  ------------------------
                                            1997         1996         1997         1996
                                        -----------  -----------  -----------  -----------
Net sales                               $  615,478   $  784,899   $1,187,570   $1,854,130
Costs and expenses
  Cost of products sold                    486,939      554,778      915,477    1,247,520
  Selling and administrative expenses      168,131      248,063      395,107      476,269
  Interest                                  48,861       36,002       98,643       99,093
  Depreciation and amortization             19,400       19,847       38,801       38,355
                                        -----------  -----------  -----------  -----------
                                           723,331      858,690    1,448,028    1,861,237
                                        -----------  -----------  -----------  -----------
Earnings (loss) before taxes              (107,853)     (73,791)    (260,458)      (7,107)

Income taxes                                    -            -            -            -
                                        -----------  -----------  -----------  -----------
Net earnings (loss)                     $ (107,853)  $  (73,791)  $ (260,458)  $   (7,107)
                                        ===========  ===========  ===========  ===========

Net earnings per share                  $   (0.027)  $   (0.019)  $   (0.066)  $   (0.002)
                                        ===========  ===========  ===========  ===========

Weighted average shares outstanding      3,964,052    3,980,053    3,971,408    3,962,471
                                        ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF CASH FLOWS

                                           Three Months Ended         Six Months Ended
                                                 June 30                   June 30
                                        ------------------------  ------------------------
                                            1997         1996         1997         1996
                                        -----------  -----------  -----------  -----------
CASH FLOWS FROM OPERATIONS              $    8,902   $ (142,643)  $  (12,839)  $ (355,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment       (7,050)     (67,200)    (7,050)      (107,168)
  Increases in other assets and
    resource property                            -      (36,038)    (4,327)       (78,121)
                                        -----------  -----------  -----------  -----------
       Net cash provided by investing
        activities                          (7,050)    (103,238)   (11,377)      (185,289)
                                        -----------  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from convertible
   note payable                                  -           -            -       300,000
  Net change in debt                       (37,539)      30,558      (41,656)      27,491
                                        -----------  -----------  -----------  -----------
       Net cash provided by financing
        activities                         (37,539)      30,558      (41,656)     327,491
                                        -----------  -----------  -----------  -----------

     NET INCREASE (DECREASE) IN CASH    $  (35,687)  $ (215,323)  $  (65,872)  $ (212,961)
                                        ===========  ===========  ===========  ===========


See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1997


NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the period ended December 31, 1996.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                   June 30,           December 31,
                                    1997                 1996

Finished goods                     $  22,809           $  28,513
Raw materials                        102,065              76,421
Klannerite Ore                        48,645              48,645
Spare parts and supplies               2,602               7,191
                                   ---------           ---------

                                   $ 176,121           $ 160,770
                                   ---------           ---------

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1997 COMPARED TO QUARTER ENDED JUNE 30,1996

     Net sales of AIM Group, Inc. (the "Company") for the second quarter of 1997 amounted to $615,478, a decrease of $169,421 from net sales of $784,899 in the prior year's comparable quarter. The decline in net sales was primarily attributable to a decline in a major customer's product line. Cost of products sold amounted to $486,939 and $554,778 in the second quarters of 1997 and 1996, respectively, resulting in a gross margin of 21% in the second quarter of 1997 compared to a 29% gross margin in the second quarter of 1996. The reduction in the gross margin was primarily attributable to the decline in net sales and competitive pricing pressures. Subsequent to the change in management of the Company effective March 27, 1997, new management continued its efforts to increase net sales by offering improved and/or new industrial filler products and applications to existing and potential new customers.

     Selling and administrative expenses during the second quarter were $168,131, or 27% of net sales, compared to $248,063, or 32% of net sales, in the second quarter of 1996. The decrease in selling and administrative expenses is attributable to new management's cost containment efforts implemented in April, 1997 and the reduction in net sales in the current quarter.

     Interest expenses were $48,861, or 8% of net sales, in the second quarter of 1997 compared to $36,002, or 5% of net sales, in the second quarter of 1996. The increase in interest expenses as a percent of net sales was attributable to both an increase in the interest rate of 3.5% to 10% for the Series A convertible notes and the Company's increased use of the factoring of receivables to provide working capital. A new receivables financing agreement implemented in the current quarter has resulted in cost reductions for this type of financing.

     Primarily as a result of the above, the Company incurred a net loss of $107,853, or $.027 per share, in the quarter ended June 30, 1997, compared to a net loss of $73,791, or $.019 per share, in the quarter ended June 30, 1996.

     The net loss in the quarter ended June 30, 1997 compares favorably with the net loss of $152,605, or $.038 per share, in the quarter ended March 31, 1997 and reflects the commencement of new management's cost containment efforts in April, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Net sales of the company for the six months ended June 30, 1997 amounted to $1,187,570, a decrease of $666,560 from the net sales of $ 1,854,130 for the six months ended June 30, 1996. The majority of the decline was due to a decline in a major customer's product line. Cost of products sold amounted to $915,477 and $1,247,520 for the six months ended June 30, 1997 and 1996 respectively resulting in a gross margin of 23% for the first six months of 1997 compared to 33% for the comparable period in 1996. The reduction in gross margin is primarily attributable to the overall decline in net sales.

     Selling and administrative expenses for the six months ended June 30, 1997 were $395,107, or 33% of net sales, compared to $476,269, or 26% of net sales, in the six months ended June 30, 1996. The increase in the 1997 period is the result of additional sales personnel expense added to the company late in the second quarter of 1996 and in the third quarter of 1996.

     Interest expenses were $98,643, or 8% of net sales, in the six months ended June 30, 1997 compared to $99,093, or 5% of net sales for the comparable period in 1996. The increase in interest expense as a percent of net sales is largely attributable to the increase in the interest rate of 3.5% to 10% for the Series A convertible notes and the Company's increased use of the factoring of receivables to provide working capital.

     Primarily as a result of the above, the Company incurred a net loss of $260,458, or $.066 per share, in the six months ended June 30, 1997, compared to a net loss of $7,107, or $.002 per share, in the six months ended June 30, 1996.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company incurred a negative cash flow from operations of $35,687 in the second quarter of 1997, compared to a negative cash flow from operations of $215,323 in the second quarter of 1996. As a percent of sales, negative cash flow improved to 6% in the current quarter compared to 27% for the second quarter of 1996. As of June 30, 1997, the Company had a working capital deficit of $231,991.

     In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. It is the intention of management to discontinue the use of factoring as soon as practicable. In that regard, the Company has been approved for a seven year, $200,000 loan with a 6% interest rate from a local development fund for plant improvements and working capital purposes. Management expects to close on this loan in July, 1997


                           ----------------


PART II.  OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     Two legal actions that were initiated during the first quarter of 1997 were dismissed in the second quarter. On May 1, 1997, Mr. Bernard Kossar, a former director of the Company, withdrew his action filed against the Company on January 31, 1997 for nonpayment of a Convertible Promissory Note. Secondly, in early May 1997, the current directors of the Company dismissed an action that had been filed by them against two former directors of the Company on April 24, 1997, pursuant to Section 225 of the Delaware General Corporation Law.

Item 2.  DEFAULTS UPON SENIOR SECURITIES

     On December 31, 1996, Convertible Promissory Notes previously issued by the Company in the total principal amount of $1,050,000 and held by three holders (the "Notes") matured but were not paid as cash flow from operations was not sufficient to pay the principal and accrued interest due. During April 1997, two holders owning $750,000 principal amount of Notes agreed to amended terms providing for the extension of the final maturity date to March 31, 1998, increase of the interest rate from 3.5% to 10% per annum, and decrease in the conversion price to $.70 per share. During the second quarter of 1997, a new investor replaced the third holder that owns the $300,000 principal balance of the Notes and agreed to such amended terms. The amended terms of the Notes were accepted by the Vancouver Stock Exchange on June 18, 1997.


Item 3.  OTHER INFORMATION

     Effective April 29, 1997, Joseph L. Ranzini resigned as a director of the Company.

     The Company's shares trade on the Vancouver Stock Exchange, Vancouver, B.C., Canada. The price of the shares is quoted in U.S. dollars and U.S. shareholders can locate the Company's common stock under the symbol AGDU.V. The symbol for Canadian shareholders is AGD.U.


Item 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.  The following exhibit is filed herewith:

         EXHIBIT NO.               DOCUMENT
            27                     Financial Data Schedule


(b) REPORTS ON FORM 8-K. There were no Forms 8-K filed by the Company during the second quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AIM GROUP, INC.

Aug 8, 1997                    By: /s/PAUL R. ARENA
                                    ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                     and President


Aug 8, 1997                    By: /s/ LEIGH S. ZOLOTO
                                    -------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                     Secretary and Treasurer