Form 10QSB
period 1997-09-30
AIM GROUP INC
filed 1997-11-14
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended Sept. 30, 1997

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

                              -------------------



Check whether the issuer (1) filed all reports to be filed by Section 13 or (15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of November 7, 1997 was 3,965,339

Transitional Small Business Disclosure Format: [ ] Yes    [X] No

                        AIM GROUP, INC.AND SUBSIDIARIES
                                     INDEX
                        NINE MONTHS ENDED Sept.30, 1997

                                                                           Page
                                                                           ----

PART 1.             FINANCIAL INFORMATION

Item 1              Condensed Consolidated Balance Sheets -
                     Sept. 30, 1997 and December 31, 1996                   3

                    Condensed Consolidated Statements of
                     Operations  - Three Months and Nine
                    Months Ended Sept. 30,1997 and 1996                     4

                    Condensed Consolidated Statements of
                     Cash Flows - Three Months and Nine
                    Months Ended Sept. 30, 1997 and 1996                    5


                    Notes to Condensed Consolidated
                     Financial Statements                                   6


Item 2              Management's Discussion and Analysis of               7-9
                    Financial Condition and Results of
                    Operations


PART II             OTHER INFORMATION


Item 4              Submission of Matters for a Vote of                    10
                    Security Holders

Item 6              Exhibits and Reports on Form 8-K                       10

Part 1. Financial Information

                       AIM Group, Inc. and Subsidiaries

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    September 30,     December 31,
                                                        1997              1996
                                                    -------------    -------------
ASSETS                                              (Unaudited)          (Note)
CURRENT ASSETS
  Cash                                              $     33,719     $     70,342
  Accounts receivable
    Trade                                                432,738          504,864
    Other                                                   -                 564
  Inventories                                            166,075          160,770
  Prepaid expenses                                         9,314           18,529
                                                    -------------    -------------
         Total current assets                            641,846          755,069

PROPERTY, PLANT AND EQUIPMENT                            764,219          720,599
Less allowances for depreciation                        (216,729)        (163,540)
                                                    -------------    -------------
                                                         547,490          557,059

RESOURCE PROPERTY                                      4,000,373        3,995,373

OTHER ASSETS                                              49,976           46,836
                                                    -------------    -------------
                                                    $  5,239,685     $  5,354,337
                                                    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                  $    500,912     $    281,454
  Receivable financing liability                         407,759          324,293
  Current portion of long-term debt                       38,786           14,960
  Accrued expenses                                        55,931           96,111
                                                    -------------    -------------
         Total current liabilities                     1,003,388          716,818

LONG-TERM DEBT, less current portion                      98,799           76,073

CONVERTIBLE NOTES PAYABLE                              1,050,000        1,050,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized;
  $1 par value; no shares issued or outstanding.              -                -
  Common stock; 12,000,000 shares authorized;
   $.01 par value; 3,980,053 shares issued and
   3,978,766 shares outstanding at December 31,
   1996 and 3,964,052 outstanding at September 30
   1997.                                                  39,801           39,801
  Additional paid in capital                           4,222,809        4,222,809
  Common stock held in treasury - 1,287 shares
   at December 31, 1996 and 16,001 shares at
   September 30, 1997.                                   (14,996)          (1,400)
  Accumulated  deficit                                (1,160,116)        (749,764)
                                                    -------------    -------------
                                                       3,087,498        3,511,446
                                                    -------------    -------------
                                                    $  5,239,685     $  5,354,337
                                                    =============    =============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                   ------------------             ------------------
                                                   1997          1996             1997          1996
                                                   ----          ----             ----          ----
Net sales                                     $   573,898   $   645,871       $ 1,761,468   $ 2,500,001
Costs and expenses
  Cost of products sold                           463,932       437,888         1,379,409     1,685,408
  Selling and administrative expenses             186,987       277,301           582,094       753,570
  Interest                                         43,711        13,100           142,354       112,193
  Depreciation and amortization                    19,401        19,618            58,202        57,973
                                              ------------  ------------      ------------  ------------
                                                  714,031       747,907         2,162,059     2,609,144
                                              ------------  ------------      ------------  ------------
Earnings (loss) before taxes                     (140,133)     (102,036)         (400,591)     (109,143)

Income taxes                                            -             -                 -             -
                                              ------------  ------------      ------------  ------------
Net earnings (loss)                           $  (140,133)  $  (102,036)      $  (400,591)  $  (109,143)
                                              ============  ============      ============  ============

Net earnings (loss) per share                 $    (0.035)  $    (0.026)      $    (0.101)  $    (0.027)
                                              ============  ============      ============  ============

Weighted average shares outstanding             3,967,730     3,980,053         3,971,408     3,971,262
                                              ============  ============      ============  ============

See notes to condensed consolidated financial statements.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF CASH FLOWS

                                                          Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30,
                                                          ------------------             ------------------
                                                          1997          1996             1997          1996
                                                          ----          ----             ----          ----
CASH FLOWS FROM OPERATIONS                           $   (14,459)  $    64,123        $  (31,415)  $  (291,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (36,570)       (2,235)          (43,620)     (109,403)
  Increases in other assets and resource property           (673)          541            (5,000)      (77,580)
  Other                                                   (3,140)            0            (3,140)            0
                                                     ------------  ------------      ------------  ------------
       Net cash provided by investing activities         (40,383)       (1,694)          (51,760)     (186,983)
                                                     ------------  ------------      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Receipt of proceeds from convertible note payable            0       (10,905)                0       300,000
  Net change in debt                                      84,091             0            46,552        16,586
                                                     ------------  ------------      ------------  ------------
       Net cash provided by financing activities          84,091       (10,905)           46,552       316,586
                                                     ------------  ------------      ------------  ------------

     NET INCREASE (DECREASE) IN CASH                 $    29,249   $    51,524       $   (36,623)  $  (161,437)
                                                     ============  ============      ============  ============

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the period ended December 31, 1996.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    September30,         December 31,
                                       1997                  1996
Finished goods                      $  21,589             $  28,513
Raw materials                          94,418                76,421
Klannerite Ore                         48,645                48,645
Spare parts and supplies                1,423                 7,191
                                    ---------             ---------

                                    $ 166,075             $ 160,770
                                    ---------             ---------

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

QUARTER ENDED SEPT. 30, 1997 COMPARED TO QUARTER ENDED SEPT. 30, 1996

      Net sales of AIM Group, Inc. (the "Company") for the third quarter of 1997 amounted to $573,898, a decrease of $71,973 from net sales of $645,871 in the prior year's comparable quarter. The decline in net sales was primarily attributable to a decline in a major customer's product line that has occurred over the past nine months. Cost of products sold amounted to $463,932 and $437,888 in the third quarters of 1997 and 1996, respectively, resulting in a gross margin of 19% in the third quarter of 1997 compared to a 32% gross margin in the third quarter of 1996. The reduction in the gross margin was primarily attributable to the decline in net sales and continued competitive pricing pressures. Subsequent to the change in management of the Company effective March 27, 1997, new management has commenced efforts to increase net sales by offering improved and/or new industrial filler products and applications to existing and potential new customers.

      Selling and administrative expenses during the third quarter of 1997 were $186,987, or 33% of net sales, compared to $277,301, or 43% of net sales, in the third quarter of 1996. The decrease in selling and administrative expenses is attributable to new management's cost containment efforts implemented in 1997 and the reduction in net sales in the quarter ended September 30, 1997. Offsetting some of the decrease was increased marketing and travel expenses incurred to promote other business applications to numerous potential customers and development efforts to expand and diversify the Company's products.

      Interest expenses were $43,711, or 8% of net sales, in the third quarter of 1997 compared to $13,100, or 2% of net sales, in the third quarter of 1996. The increase in interest expenses as a percent of net sales was attributable to both an increase in the interest rate of 3.5% to 10% for the Company's outstanding Series A Convertible Notes and the Company's increased use of the factoring of receivables to provide working capital. A new receivables financing agreement implemented in the second quarter of 1997 has resulted in cost reductions for this type of financing. Also contributing to the increase was the low cost development loan the Company received in the quarter ended

September 30, 1997 to upgrade and expand capacity at the Malvern, AR manufacturing facility.

      Primarily as a result of the above, the Company incurred a net loss of $140,133, or $.035 per share, in the quarter ended Sept. 30, 1997, compared to a net loss of $102,036, or $.026 per share, in the quarter ended Sept. 30, 1996.

NINE MONTHS ENDED SEPT. 30, 1997 COMPARED TO NINE MONTHS ENDED SEPT. 30, 1996

      Net sales of the company for the nine months ended Sept. 30, 1997 amounted to $1,761,468, a decrease of $738,533 from net sales of $2,500,001 for the nine months ended Sept. 30, 1996. The majority of the decline was due to the decline in a major customer's product line. Cost of products sold amounted to $1,379,409 and $1,685,408 for the nine months ended Sept. 30, 1997 and Sept. 30, 1996, respectively, resulting in a gross margin of 22% for the first nine months of 1997 compared to 33% for the comparable period in 1996. The reduction in gross margin is primarily the result of the net sales decline and increased price competitiveness for industrial minerals used as fillers in the rubber and plastics industries.

      Selling and administrative expenses for the nine months ended Sept. 30, 1997 were $ 582,094, or 33% of net sales, compared to $753,570, or 30% of net sales, for the nine months ended Sept. 30, 1996. The increase as a per cent of net sales was due to an increase in marketing travel to promote other Company products to potentially new customers.

      Interest expenses were $142,354, or 8% of net sales, in the nine months ended Sept. 30, 1997 compared to $112,193, or 4% of net sales for the comparable period in 1996. The increase is primarily due to the increase in the interest rate of 3.5% to 10% for the Company's outstanding Series A Convertible Notes and loan costs related to a development loan received by the Company in third quarter of 1997.

      Primarily as a result of the above, the Company incurred a net loss of $400,591, or $.101 per share, in the nine months ended Sept. 30, 1997 compared to a net loss of $109,143, or $.027 per share, in the nine months ended Sept. 30, 1996.

Liquidity and Sources of Capital

      The Company incurred a negative cash flow from operations of $14,459 in the third quarter of 1997, compared to a positive cash flow from operations of $64,123 in the third quarter of 1996. As of Sept.30,1997 the Company had a working capital deficit of $361,542.

      In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. It is the intention of management to discontinue the use of factoring as soon as practicable. In that regard, during the third quarter of 1997, the Company was granted a $200,000 loan from a local development fund at an annual interest rate of 6% for plant improvements and working capital purposes. Accounts payable increased from $281,454 at December 31, 1996, to $500,912 at September 30, 1997. The increase is attributable to a decline in working capital in the nine months ended Sept. 30, 1997. This decline was caused by the decrease in net sales during the nine months ended Sept. 30, 1997 which has not yet been offset by a similar decline in operating costs. New management has made cost reductions in personnel, rental space, supply costs, and other expenses since April, 1997.

Part  II. Other Information

Item  4. Submission of Matters for a Vote of Security Holders.

During the quarter ended Sept. 30, 1997, several items were voted upon by shareholders at the Company's annual shareholder meeting. These items and the vote results are shown below:

     PROPOSAL              RESULT          FOR           AGAINST         ABSTAIN
Adoption of 1997          Approved        1,796,631     522,971         135,676
Stock Option Plan
Appointment of M.A        Approved        2,965,811       3,982             426
Cabrera & Company
P. A. as Auditor
Director Elections:
Paul Arena                Elected         2,509,729      76,203         384,187
James Austin              Elected         2,509,729      76,203         384,187
Dr. Audrey Braswell       Elected         2,509,729      76,203         384,222
Jerry Cape                Elected         2,509,729      76,203         384,324
Ernest Purcell            Elected         2,509,729      76,203         384,254


Item  6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is filed herewith:

         Exhibit No.               Document

            10                    1997 Stock Option Plan

            27                    Financial Data Schedule


(b) Reports on Form 8-K. There were no Forms 8-K filed by the Company during the second quarter ended Sept. 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AIM GROUP, INC.

Nov 14, 1997                              By: /s/PAUL R. ARENA
                                              -----------------
                                              Paul R. Arena
                                              Chairman of the Board,
                                              Chief Executive Officer
                                               and President


Nov 14, 1997                              By: /s/LEIGH S. ZOLOTO
                                              -------------------
                                              Leigh S. Zoloto
                                              Chief Financial Officer,
                                              Secretary and Treasurer