Form 10KSB40
period 1997-12-31
AIM GROUP INC
filed 1998-03-31
CIK 928032

Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB

 (MARK ONE)

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         NOTE: Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 this Annual Report contains only certified financial statements for the fiscal year ended December 31, 1997.

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

Registrant's telephone number, including area code (954)972-9339
                                                   -------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ---------------------
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

  ---------------------------------------------------------------------------

Issuer's revenues for its most recent fiscal year:                  $2,316,472
                                                                    ----------

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within 60 days.

Aggregate market value as of March 26, 1998                         $1,819,672
                                                                    ----------

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

Common Stock, $.01 par value, as of March 26, 1998                   3,980,053
                                                                     ---------

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS

AIM Group, Inc., (the "Company"), was incorporated on March 28, 1994, in the state of Delaware for the purpose of effecting the mergers described elsewhere herein and had no revenues and no operations during the year ended December 31, 1994.

On March 31, 1995 the Company acquired all of the outstanding shares of HeatShield Technologies, Inc., ("HTI"), and Advanced Industrial Minerals, Inc., ("AIM"). The plan of merger was approved by the shareholders of the Company, HTI, and AIM at the respective annual meetings of shareholders held immediately prior to the merger. The assets and liabilities of AIM were merged with those of the Company as of March 31, 1995, the effective date of the merger.

The businesses of the Company are operated through United Minerals Corporation (Arkansas)("UMC(AR)"), HTI, and United Minerals Corporation (Arizona)("UMC(AZ)"). UMC(AR), an Arkansas corporation formed in March 1993, operates a mineral surface modification facility located in Malvern, Arkansas. HTI, a Florida corporation formed in May 1991, owns a lease interest in a silica/kaolinite deposit (Klannerite(R)). UMC(AZ), an Arizona corporation formed in May 1993 and originally called Viva Luz Mining Company, mines Klannerite(R) as needed.

The Company's major business, principal products, and markets are described as follows:

      UNITED   MINERALS    CORPORATION    ARKANSAS   (UMC(AR))   SURFACE
      MODIFICATION PLANT

      UMC(AR) is the Company's core business and completed its third full year of operations on December 31, 1997. It operates a surface modification facility, both as principal and as a toll processor, for industrial minerals used as fillers in the rubber and plastics industries. The plant commenced operations in April 1994. Since inception UMC(AR) has carried out leasehold improvements and the engineering, procurement, and construction of machinery and equipment. UMC(AR) purchased the land and building in 1995.

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

      The use of surface modified fillers may require that customers change their formula or production method in order to achieve maximum benefit from the modified filler materials. As such, there may be a prolonged interval of business development during which the customer undertakes testing and evaluation prior to a change in materials source. UMC(AR) has supplied samples to a number of customers and sample evaluation is ongoing. Additionally, UMC(AR) has successfully carried out surface treatment of test quantities of opacifying materials.

      UMC(AR) operated one shift per day during 1997 and treated approximately 1,900 tons of commercial products at the Malvern plant. Management estimates that the plant's capacity is approximately 7,000 tons per year. The plant currently has two mixing and packaging lines; however, expansion to three mixing and packaging lines, an effective doubling of capacity providing for treatment of a diverse product mix would be implemented should the need arise for additional capacity or diversity. Approximately seven full time employees currently work at the plant.


      UNITED   MINERALS   CORPORATION-ARIZONA   -  UMC-AZ   controls   a
      hydrothermally   altered   cristobalite-tridymite-quartz-kaolinite
      deposit, trademarked "Klannerite"(R), in Arizona.

      KLANNERITE(R) TECHNICAL INFORMATION

      Klannerite(R) is the name given to an unusual rock, from a mineral deposit in northern Arizona, USA, studied by the geologist John Klanner. The rock has been mined in the past for use as roofing granules, and the property is known locally as the "Viva Luz" mine.

      GEOLOGY - The Klannerite(R) deposit is a hydrothermally altered volcanic tuff of Miocene age. The deposit is cut by a NE-SW trending fault. Hydrothermal fluids moving along the fault have altered the Klannerite(R) rock in 3 ways:
            1)    The rock has been partially silicified.
            2) The rock has been purified, with most Iron ("Fe"), Calcium ("Ca"), Potassium ("K"), and Soodium ("Na") removed by the hydrothermal fluids and redeposited in the enclosing wall rocks.
            3)    Feldspathic   minerals   have  been  altered  to  clay
                  minerals.

      The resulting Klannerite(R) rock is white, pure, uniform, porous, and easily excavated. Three rock units have been mapped: a pure white rock denominated K1 (GE brightness 87 - 92%); an off color, breciated rock denominated K2 (GE brightness 82 - 86%), and a still lower grade pale green rock denominated K3.

      Very little work has been done on the K3 unit; it is often brecciated and stained. Similar hydrothermally altered tuffs are found in the region, but geologic reconnaissance has shown the other deposits to be much smaller and often less pure. Other rock units include tuff country rock and a chalcedony zone.

      ORE RESERVES - The mineral deposit outcrops at the surface and most of the overburden has been removed. Thirteen 6-inch dry rotary holes were drilled to block out an ore reserve and verify the quality of the rock. Hole depths ranged from 100 to 240 feet, and samples were collected, using an air cyclone and splitter, every 5 feet through the ore zone. Sample evaluation included visual examination for color and petrography, whole rock chemical analysis, GE brightness, and tristimulus color analysis. Thirteen cross sections were constructed in AutoCad and used to calculate ore reserves, expressed in short tons (2000 lb):

Ore type     Proved, t     Probable, t     Total, t
K-1          262,311       78,259            340,570
K-2                        478,500           478,500
K-3                        890,300           890,300
Total                                      1,709,370

      ACCESS - The Viva Luz mine can be reached via a 4.5 mile improved dirt road, suitable for both passenger cars and trailer trucks, from Interstate route 40, between Kingman, AZ and Needles, CA. There is an unprotected railroad crossing near the interstate, and a rail siding with an old loading facility.

      KLANNERITE(R) USES - There are current commercial applications for Klannerite(R). Klannerite(R) has been partially tested for several potential industrial mineral uses. Other possibilities exist:
      PAINT FILLER - A paint chemist has developed optimized premium and economy latex (water based) paint formulas using Klannerite(R) as the principal filler. The resulting paints showed superior flatting, dry hide, and ink stain resistance compared to nephaline syenite. The Klannerite(R) also imparted a degree of thickening, which decreased the need for expensive thixotropes in the formula. 220 tons of Klannerite(R), called "9720", have been ground to a typical paint filler specification.
      PLASTIC FILLER - Klannerite(R) has been tested as a filler in several thermosets and thermoplastics. In thermosets Klannerite(R) slowed down the set time and increased the viscosity of the mixture. In thermoplastics Klannerite(R) increased the opacity compared to other common fillers such as talc, calcium carbonate, and silica flour.
      ELASTOMER FILLER - Very little testing has been done in this area. However, similar silica materials are commonly used, both untreated and surface modified, as fillers in elastomers such as EPDM. POZZOLAN - Calcined Klannerite(R) is an excellent white pozzolan. Pozzolan materials are used as an aggregate additive in concrete to increase compressive strength and to stop alkalai reactivity. Samples of K1 and K2 rock have been tested for pozzolanic properties by an independent laboratory, using ASTM C-311 strength activity index. The results were:

                Water          7 day         28 day
                demand         strength      strength
K1              105%           93%           111%
Klannerite

K2              102%           100%          111%
Klannerite

      LIGHT WEIGHT AGGREGATE - Due to its white color and microporosity, Klannerite(R) rock is a good thermal insulator. The rock has been used in the past for roofing where it serves to insulate the structure from heat gain.

      VIVA LUZ MINE

      UMC(AZ), a wholly owned subsidiary, holds a mining lease ("Lease"), which expires in March 2004, with New Mexico and Arizona Land Company, the owner of the mining rights at the Viva Luz Mine in Mohave County, Arizona. The Lease is subject to a further term in perpetuity provided the property is in operation and is generating minimum royalties.

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

During 1997, several independent test results performed under American Society for Testing and Materials ("ASTM") standards concluded that calcined Klannerite(R) is an excellent pozzolanic material for use in cement to increase compressive strength and stop alkalai reactivity which causes unwanted expansion. Discussions with several large cement companies have provided the supporting facts for a preliminary feasibility study of the project and conclude that Klannerite(R) can be manufactured into products which will demonstrate commercial viability of the material.


      HEATSHIELD TECHNOLOGIES, INC. (HTI)

      HTI is in the development stage with a limited history of operations.

      HTI carried out reserve analysis, surface mining, and processing of Klannerite(R), at the "Viva Luz Mine" in Mohave County, Arizona. No mining of Klannerite(R) has been carried out since 1993.

      Initial indications were that Klannerite(R) would have application as an ingredient in PDC coating. Marketing of the PDC coating was initiated in April 1994. Development work concentrated on securing test applications at steel mills, aluminum, glass, and other industries operating furnaces and kilns where the characteristics of PDC, as exhibited on a laboratory scale, could be exploited. It is now apparent to management that the features of PDC coating are not replicable in full scale industrial applications. It was therefore decided to try to enter the coatings market with a product exhibiting higher resistance to chemical (alkali) attack, such as produced by Omega Coatings Pty., Limited of Sydney, Australia ("OCPL").

      In December of 1995, HTI signed a Technology License Agreement with OCPL. The agreement granted HTI exclusive North America rights to sell and distribute furnace coatings known as Omega 1 and Omega 2. The Omega 1 coating contains approximately 20% of Klannerite(R) which was sold to OCPL by HTI.

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

WORKING CAPITAL

The Company had a working capital deficit of $447,297 at December 31, 1997. To date, the Company has continued to factor a substantial amount of its accounts receivable. The operations of the Company produced a net loss for the 1997 fiscal year of $482,763.

In August, 1997 the Company obtained a $200,000 loan from the city of Malvern, AR for the primary purpose of improvements to the production facility in Malvern. The loan carries a fixed interest rate of 6.0% and has a term of seven years.

The Company has not undertaken any contracts directly with any level of government.

DEPENDENCE ON A SIGNIFICANT SINGLE CUSTOMER

During 1997, UMC(AR) continued to be dependent on a major customer, a plastics compounder, for approximately 66% of its consolidated sales compared to 83% for 1996. If sales to this customer were lost, UMC(AR) would not be profitable on a unit basis. Management has made some improvements over 1996 in diversification of its customer base for surface treated minerals, primarily within the plastics compounding sector, and expects continued improvement in this area for 1998.

DEPENDENCE ON A SIGNIFICANT SINGLE SUPPLIER

At the present time, UMC(AR) has relied heavily upon a single supplier for its raw materials. An interruption of the delivery of these materials in the future could have an adverse effect on the operations of the UMC(AR) plant. Other raw materials used or processed by UMC(AR) are available from several sources.

PATENTS, TRADEMARKS AND CONTRACTS

The Company is not dependent on patents for its principal business activity. However, management and personnel rely on know-how and trade secrets of the Company respecting the surface modification and coatings segments of its business.

The Company's trademarks are: AIM Group(R), the Corporate entity; Uni-Kote(R), the UMC(AR) marketing label; and Klannerite(R), the rock from UMC(AZ)'s Viva Luz Mine.

The Company has Employment Contracts with the Manager of its UMC(AR) Malvern plant, the Product Manager for UMC(AR) located in New Jersey, and with its Chief Financial Officer in the Corporate Office in Florida. All Contracts are renewable on an annual basis. In addition, UMC(AR) has agency agreements for product sales with two individuals and one distributor which are cancelable on thirty days notice.

The business of the Company is not of a seasonal nature.

Consistent with its business plan, the Company does not anticipate any significant increase in the number of employees other than direct labor associated with increased production activity and the staff necessary to service the technical sales requests of customers.

COST REDUCTION MEASURES

The Company has implemented a cost reduction plan which includes but is not limited to the following major items: reduction of significant legal expenses, elimination of significant administrative overhead, marketing costs, and lower corporate office lease expenses. The Company will continue to pursue more advantageous means of financing its operations and seek other efficiencies that may be available.

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

Specific expenditures on research and development, and market development during the previous four years were:

                          1997           1996           1995
Expenditures             $21,255        $49,582        $9,311
R&D, testing,
and Market Dev'l.


Consistent with its current business plan during 1998, the Company anticipates to undertake further research and development for Klannerite(R) in pozzolan applications and ongoing study of surface treatments for industrial minerals. The Company has budgeted approximately $75,000 during 1998 for these activities.

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

EMPLOYEES AND CONSULTANTS

Presently, AIM Group and its subsidiary UMC(AR) have a total of 11 employees, of whom all are full time. The Company intends to hire, under contract, employees needed to operate its mining, mineral processing, and packaging facilities as required.

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

The Company's UMC(AR) manufacturing facility is also subject to regulation by the Occupational Safety and Health Administration ("OSHA") and the Environmental Protection Agency ("EPA") and to regulation under other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA or the EPA may promulgate regulations that may affect the Company's research and product development programs.

The Company is required to comply with certain environmental rules and regulations and management believes that it has met or exceeded the requirements of these rules in the Company's operations. However, the Company can make no representations that compliance with current regulations will ensure protection against any future liabilities due to claims by third parties or changes in the regulations. Should environmental liabilities arise in the future, the Company could be materially adversely affected as the resources of AIM Group are used for regaining compliance in order to continue operations.

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

There have been recent changes to the evaluation of the effects of the various hazards associated with different forms of silica. Specifically, the National Institute for Occupational Safety and Health ("NIOSH") by definition has labeled respirable silica as a "known" carcinogen to humans.
These forms of silica occur naturally in Klannerite(R).

As the regulations change to require more stringent limits on allowable silica exposure, the response by the Company may include installation of additional dust control equipment to reduce particulate emissions; using improved safety equipment to reduce personal exposure; and employing any extant technological solutions in order to meet the new requirements and continue operations.

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


ITEM 2.     DESCRIPTION OF PROPERTY

In May 1997, AIM Group decreased the amount of office space leased at its head office in Broward County, Florida from approximately 3,190 to 1,600 square feet. The lease expires in November 1998.

UMC(AR) owns a 9,050 square foot industrial building which includes 1,850 square feet of laboratory and office space, situated on a 3.75 acre site. The facility is located in Malvern, Arkansas, approximately 40 miles southwest of Little Rock, Arkansas. This property was acquired in October 1995. The Horizon Bank of Malvern holds a collateral mortgage on the property in the principal amount of approximately $54,000.

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

During the fourth quarter of 1997, no items were submitted to the shareholders for vote.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of the Company common stock have traded on the Vancouver Stock Exchange ("VSE"), Vancouver, B.C., Canada since April, 1995. The price of the shares are quoted in U.S. dollars and U.S. shareholders can locate the Company's shares under the trading symbol AGDU.V and for Canadian shareholders the trading symbol is AGD.U. The Company's common stock is also quoted on the Over The Counter Bulletin Board ("OTC-BB") in the United States under trading symbol AIMG.

As of March 24,  1998,  there were 377  holders of record of AIM Group  Common
Stock.

MARKET PRICES FOR AIM GROUP COMMON STOCK

The following  table sets forth the high and low sales prices per share of AIM
Group Common Stock as reported on the VSE for 1996 and 1995.


                                                  AIM GROUP INC.
 PRICES QUOTED IN US DOLLARS                       COMMON STOCK
                                                     PRICES
 -----------------------------------------------------------------------------------------------------
         YEARS ENDED, DECEMBER 31,                      1997                          1996
                                                 HIGH           LOW            HIGH           LOW
 -----------------------------------------------------------------------------------------------------
   First Quarter                                $0.58          $0.23        $1.85          $0.85
   Second Quarter                               $0.30          $0.10        $1.20          $0.50
   Third Quarter                                $0.28          $0.23        $0.77          $0.41
   Fourth Quarter                               $0.35          $0.15        $0.58          $0.30

To date the Company has not paid or declared dividends on AIM Group Common Stock and does not expect to do so in the foreseeable future.

DESCRIPTION OF THE CAPITAL STOCK OF THE REGISTRANT

AIM Group's authorized capital stock consists of 12,000,000 shares of common stock, $.01 par value (the " Common Stock"), 3,971,107 shares of which were outstanding on March 27, 1998, and 1,000,000 shares of preferred stock, $1.00 par value (the "Preferred Stock"), no shares of which are outstanding.

During 1997, the shareholders of the Company approved the 1997 Incentive Stock Option Plan providing for the issuance of 750,000 common shares of the Company. Subsequently, the Board of Directors of the Company authorized the issuance of options for 220,000 shares at an exercise price of $.30 per share to certain of the Company's directors, officers and employees. The options expire ten years from the date of grant and have a four year vesting period at 25% per year.

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

PREFERRED STOCK. The AIM Group Board may without further action by AIM Group stockholders, from time to time, direct the issuance of up to one million shares of Preferred Stock in series and may, at the time of issuance, determine the rights, preferences, and limitations of each series. The rights of any such series may include voting and conversion rights which would adversely affect the voting power of the holders of Common Stock. Satisfaction of any dividend preferences of outstanding Preferred Stock would reduce the amount of funds available for the payment of dividends on the Common Stock. Also, the holders of Preferred Stock would normally be entitled to receive a preference payment in the event of any liquidation, dissolution, or winding-up of AIM Group before any payment is made to the holders of the Common Stock. Any such issue of preferred stock in consideration for other than currency is subject to the prior approval of the VSE.

CONVERTIBLE PROMISSORY NOTES. On April 11, 1997 and May 20, 1997 the Company executed an Amendment (the "First Amendment") with the three related parties (see "Related Parties") who are holders of the Company's Series A - 3.5% Convertible Promissory Notes (the "Notes") having an aggregate face value of $1,050,000, subject to approval by the Vancouver Stock Exchange which was received on June 18, 1997. The First Amendment included provisions which: a) extended the maturity date of the Notes to March 31, 1998; b) increased the annual interest rate to 10%, effective January 1, 1997; c) changed the conversion price to $.70 per share; and d) agreed that the Company will not, without the prior approval of the holders of at least 80% of the principal amount of Notes outstanding, incur any indebtedness which ranks senior in priority to payment to the noteholders. The Notes remain unsecured.

On March 24, 1998 the Company executed an Amendment (the "Second Amendment") with the three Related parties who are holders of the Notes having an aggregate face value of $1,050,000, subject to approval by the Vancouver Stock Exchange. The Second Amendment includes provisions which: a) extend the maturity date of the Notes to December 31, 1998; b) maintain the annual interest rate at 10%; c) maintain the conversion price at $.70 per share; and
d) provide that the noteholders may not convert their notes prior to August 1, 1998. If the Company is successful in closing a proposed equity offering in mid-1998, there will be a mandatory conversion if the closing bid price of the Company's common stock on the Vancouver Stock Exchange averages in excess of $1.50 for a ninety day period after the closing. In addition, the noteholders have agreed to be bound by certain provisions restricting the sale of any shares issued upon conversion. The Notes remain unsecured.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company that are presented elsewhere in this Report.

Incorporated in March 1994, the Company's predecessor had minimal operations until it merged with AIM and HTI (and its subsidiaries) effective March 31, 1995.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales of certain items included in the Company's Statement of Operations:

Period ended December 31,                       1997         % of sales          1996         % of sales
                                                -----------------------          -----------------------
Net Sales                                   $ 2,316,472         100.0        $ 3,092,278         100.0
Cost of Goods Sold                            1,795,780          77.5          2,148,191          69.4
Gross Margin                                    520,692          22.5            944,087          30.6
Selling & Marketing                             157,781           6.8            270,612           8.8
Administration                                  575,973          24.9            791,826          25.5
Interest                                        189,872           8.2            131,429           4.3
Depreciation                                     79,829           3.4             72,487           2.3
Total G & A                                   1,003,455          43.3          1,266,354          40.9
Earnings (Loss) from Operations                (482,763)        (20.8)          (322,267)        (10.4)
Write off Investment                                                              93,396           3.0
Total Earnings (Loss) before Taxes             (482,763)        (20.8)          (415,663)        (13.4)


YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

Sales for 1997 decreased 25.1% to $2,316,472  compared to $3,092,276 for 1996.
The gross margin in 1997 decreased 8.0% to 22.5% compared to 30.5% for 1996. The decreases reflected a decline in sales from the company's largest customer along with continued pricing pressures in the industry.

The Company's core business products are sold to customers for use as fillers in resin matrices. The majority of sales were of surface modified minerals sold to the plastics compounding industry; approximately 2.1% of 1997 sales were made as a toll processor of customers' materials. A small portion of sales were production size samples for customers' evaluation.

Selling and administration expenses decreased in 1997 to $733,754 or 31.7% of sales compared to $1,062,438 or 33.1% of sales for 1996. The decrease of $328,684 is due to significant cost reduction and containment efforts in these areas primarily in personnel and head office expenses.

Selling and Marketing expenses for 1997 decreased to $157,781 or 6.8% of sales compared to $270,612 or 8.8% of sales for 1996. The decrease is attributable to on-going cost reduction efforts. Administration expenses for 1997 were $575,973 and represent 24.9% of sales compared with $791,826 or 25.5% of sales for the prior year. Management attributes this improvement to continued reduction of executive office costs.

Interest charges for 1997 increased to $189,872 or 8.2% from $131,429 or 4.3% of sales for the comparable period in 1996. The increase is primarily attributable to the large interest rate increase on the $ 1,050,000 in convertible notes from 3.5% in 1996 to 10.0% in 1997. Depreciation increased to $79,829 from $72,487 for the prior year. The increase is due to a significant plant improvement project started in 1997 to gain greater efficiencies in production capabilities.

Net Loss from operations of $482,763 at 20.8% of sales, represents a loss of $
0.122 per share, compared with $322,267 at 10.4% of sales, or $ 0.081 per share, based on the weighted average number of shares outstanding during the respective periods. Further, in 1996 due to the discontinuance of the Omega licensing agreement the Company recognized a loss of $93,396 or $0.024, per share, for write-off of that investment. This loss coupled with the net loss from operations, resulted in a total loss of $415,633, which was $0.105 per share or 13.4% of sales.

The Company incurred significant non-recurring legal fees and related costs during 1997 in association with the resolution of employment disputes, the inability to resolve issues regarding the Company's $1,050,000 liability of Convertible Notes outstanding, and the legal actions filed in Delaware to cause an effective change in management. These costs were fully absorbed 1997 and henceforth the results of operations in the future should show increased efficiency without a recurrence of these expenses.

RESOURCE PROPERTY

During 1997, several independent test results performed under American Society for Testing and Materials ("ASTM") concluded that calcined Klannerite(R) is an excellent pozzolanic material for use in cement to increase compressive strength and stop alkalai reactivity which causes unwanted expansion. Discussions are ongoing with several large cement companies concerning the feasibility that Klannerite(R) can be manufactured into products with commercial viability.

INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

The Company made no provision for Income Taxes for the year ended December 31, 1997, having generated an operating loss for the year and recognizing tax benefits from the utilization of Net Operating Loss Carryforwards (NOLs) for book purposes. For a more complete discussion on income taxes and NOLs refer to Note N in the Financial Statements.

As of December 31, 1997, the Company's NOLs aggregated approximately $2,800,363, expiring through the year 2011. These NOLs arose primarily from the operations of the Company in the prior year and those of acquired companies merged as of March 31, 1995. Similarly no provision was made for Income Taxes in the corresponding period 1996. Except as more fully discussed below and subject to the limitations of the Internal Revenue Code of 1986 as amended ("Code"), these NOLs should be available to offset future Income of the Company, subject to the limitations described below. Use of NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

Section 382 of the Code limits the amount of a corporation's taxable income that can be offset by NOLs arising prior to an "ownership change". An ownership change occurs when, for example, shares comprising more than 50% of a corporation's stock are sold to different or new public shareholders. As a result of the March 31, 1995 acquisition and merger of the corporations, and the ownership changes that occurred in connection therewith, the limitation on the utilization of the NOLs imposed by Section 382 of the Code will apply. Under the limitation, the amount of the Company's taxable income that each year can be offset by NOLs attributable to periods before the ownership change cannot exceed the product of (i) the fair market value of the stock of the Company immediately prior to the ownership change and (ii) the long term tax-exempt rate prescribed by the IRS. The limitation imposed by the change in ownership may result in the Company paying income taxes in excess of the amount payable in the absence of the ownership change.

LIQUIDITY AND SOURCES OF CAPITAL

The operating cash flow deficit was funded by cash flow from the operations of the United Minerals Corporation (UMC) subsidiary and short term loan financing. Management believes that additional working capital financing will be required to meet the Company's needs for the coming year. As of December 31, 1997, the Company had a working capital deficit of $447,297. This compares with working capital of $38,251 as of December 31 of the previous year. Management anticipates that if sales do not increase the Company will need additional funding sometime this year.

To increase available cash for purchases and payroll during the early stages of development the Company entered into, and has continued, its factoring arrangement which provides for cash advances against invoices to customers, during the period for which such invoices are outstanding. Customer payments are then applied directly to advances. This factoring, while not increasing working capital, has provided for liquidity of receivables. The Company intends to reduce its reliance on factoring as a source of working capital during the coming year. The company did enter into a new factoring agreement during 1997 that did reduce factoring costs by approximately 30%.

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

DIRECTORS OF THE REGISTRANT

The following is a list of the Directors of the Registrant, their ages and their principal occupations, as of March 27, 1998.

Paul R. Arena*            39    Chairman,  Director,  Chief Executive Officer,
                                and  President  of AIM Group and  subsidiaries
                                and the founder of the Companies.

James L. Austin           47    Presently  the  President  of  Austin  Trading
                                Company. For the past 26 years, Mr. Austin has
                                been engaged in various  positions  within the
                                paper  industry.  He also  serves as the sales
                                coordinator  and  minority  owner  of a  large
                                paper de-  inking  facility.  From  October of
                                1989 to September  1994,  Mr. Austin served as
                                the President of MoDoCell Inc.  which operates
                                paper   processing   mills   throughout  North
                                America and is the a  subsidiary  of MoDo Inc.
                                of Sweden,  one of the world's  largest  paper
                                processors. Prior to MoDoCell Inc., Mr. Austin
                                held such  positions as North  American  Sales
                                Manager for Georgia-Pacific, sales manager for
                                Willamette    Industries,    Gottesman-Central
                                National,    Brown    Company   and   was   an
                                International  Market  Research  Associate for
                                Schering-Plough Corporation.

Dr. A.L. (Al) Braswell    68    Presently  the  President  and  owner of Vista
                                Pacifica  Enterprises,  Inc.,  an  operator of
                                several health care  facilities in California.
                                For the past 35 years,  Dr.  Braswell has been
                                engaged   in   various   levels   of   health,
                                education,  and social assistance  activities.
                                Dr.  Braswell is also a real estate  developer
                                of  residential,   commercial  and  industrial
                                properties.

                                Dr. Braswell  obtained a PhD from Oregon State
                                University in 1963,  recieved a MS from Oregon
                                State  University  in  1959,  a  MA  from  Los
                                Angeles State  College in 1954,  and a BS from
                                Bethany Nazarene College in 1949.

E.W. (Sandy) Purcell      45    Presently a Vice  President for the investment
                                banking  firm of  Houlihan,  Lokey,  Howard  &
                                Zukin. Previously, he was a Vice President and
                                Senior Associate with Valuemetrics,  Inc. from
                                October 1989 to January 1997. From May 1987 to
                                August  of  1989,   Mr.  Purcell  was  a  Vice
                                President/Partner  of  Southern   Frieghtways,
                                Inc. Prior thereto, from January 1986 to April




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

* Denotes executive officer; for biography see "Executive Officers of the Registrant" below.

COMPENSATION OF DIRECTORS OF AIM GROUP INC.

Except as set forth below, AIM Group does not pay any compensation to its Directors for their services as Directors. AIM Group pays a salary to Paul R. Arena, as Chief Executive Officer and President of the Company. See "Executive Compensation".


EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of the Executive Officers of the Registrant, their ages and their positions and offices as of March 27, 1998.

    Name                 Age    Office
Paul R. Arena             39    Chairman,  Director,  Chief Executive Officer,
                                and  President  of AIM Group and  subsidiaries
                                since  March 27,  1997;  previously  served as
                                Vice   President-Business   Development   from
                                September  1995 to  August  1996  and from May
                                1991 to August 1995 held the  positions he has
                                presently,  with  exception of President  from
                                May 1995 to August 1995.  From June of 1990 to
                                August  of  1991,  Mr.  Arena  served  as Vice
                                President   of  Finance   and  a  Director  of
                                Saftron,  Inc. of Miami,  FL. From February of
                                1988 to January of 1990,  he was a Senior Vice
                                President and partner of Gulfstream  Financial
                                Associates,  a subsidiary of the Kemper Group.
                                Previous  to  this  (April  of 1986 to June of
                                1988),  he was  the  President  of  the  Arena
                                Venture Group, a Boca Raton firm which engaged
                                in  aircraft  leasing  operations.  Concurrent
                                with this,  from March of 1987 to  February of
                                1988,  Mr.  Arena was also  employed as a Vice
                                President by Interstate  Securities,  and from
                                March  of  1985 to  February  of 1987 he was a
                                Vice President for Drexel Burnham Lambert.

Leigh S. Zoloto           43    Chief Financial Officer,  Corporate  Secretary
                                and   Treasurer   of   AIM   Group   and   its
                                subsidiaries  since June 1996.  Prior thereto,
                                he  was  the   Controller   and   Director  of
                                Information   Systems  for  a  subsidiary   of
                                Westinghouse    Electric    Corporation   from
                                November 1988 to May 1996. From August 1986 to




                                July  of  1988  he  was  a  Financial  Systems
                                Consultant   for   Cullinet   Software,   Inc.
                                Previously,  he was  the  Regional  Controller
                                from  September  1981 to  March  of  1986  for
                                National  Medical  Care,  Inc.,  which  was  a
                                subsidiary of W.R. Grace & Co.

                                Mr. Zoloto obtained an MBA from the University of Connecticut in 1981 and received a BS in Accounting from SUNY at Buffalo in 1976.

There is no family relationship between any of the Executive Officers.

ITEM 10.    EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS OF AIM GROUP

The following table sets forth information for the fiscal year ended December 31, 1997 concerning the compensation paid or awarded to Executive Officers of AIM Group. No long-term compensation was paid nor is payable to any of the executive officers or directors.

                                                        SUMMARY COMPENSATION TABLE
 ------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                       Long Term Compensation
                                    ----------------------------------  ------------------------------------------------
                                                                                  Awards                 Payouts
                                                                         ------------------------  ---------------------
                                                                                      Securities
                                                               Other                    Under-
                                                               Annual     Restricted    lying                All Other
                                                              Compen-       Stock      Options/     LTIP      Compen-
 Name and                    Year     Salary        Bonus      sation      Award(s)       SARs      Payouts    sation
 Principal Position                     ($)          ($)         ($)          (S)         (#)         ($)        ($)
                             (b)        (c)          (d)         (e)          (f)         (g)         (h)        (i)
 ------------------------------------------------------------------------------------------------------------------------

Paul R. Arena                1997     $97,200          $0            $0       None        N/A        None        None
Chairman, CEO &              1996     $96,000          $0            $0       None        N/A        None        None
President (1)                1995     $81,000      $9,150            $0       None        N/A        None        None

Leigh S. Zoloto              1997     $75,250          $0            $0       None        N/A        None        None
Chief Financial Officer      1996     $68,000          $0            $0       None        N/A        None        None

John W. Johnston*            1997     $60,000          $0            $0       None        N/A        None        None
Vice President -             1996     $80,000          $0            $0       None        N/A        None        None
Marketing (2)                1995     $77,999      $2,918            $0       None        N/A        None        None

D. Michael Hartley*          1997          $0          $0                     None        N/A        None        None
Chairman & CEO (3)           1996     $10,560          $0            $0       None        N/A        None        None
                             1995      $6,350          $0            $0       None        N/A        None        None

(1) Mr. Arena was appointed Chairman, CEO and President on March 27, 1997. He previously served as Vice President-Business Development from September 1995 to August 1996. From May 1991 to August 1995 he held the positions he has presently, with exception of President from May 1995 to August 1995.

(2) Mr. Johnston served as Vice President-Marketing from May 1994 to August 1997, on which date his employment terminated.




(3) Mr. Hartley served as Chairman and CEO from September 1995 to March 27, 1997, on which date his employment terminated.

The following Options Grants Table sets forth, for each of the named executive officers, information regarding individual grants of options granted in 1997 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date. The table does not set forth information regarding options granted in 1997.

                             OPTION GRANTS TABLE

                              Individual Grants

                     Number of Shares       % of Total Options
                    Underlying Options     Granted to Directors,     Exercise
                        Granted             Officers, Employees        Price      Expiration
NAME                      (#)(1)              In Fiscal Year(2)       ($/SH)(3)      Date
Paul R. Arena            70,000                   31.82%               $0.30        9/30/07

Leigh S. Zoloto          40,000                   18.18%               $0.30        9/30/07

(1) The options are non-qualified stock options granted on October 1, 1997 under the Company's 1997 Stock Option Plan that become exercisable cumulatively as to 25%, 50%, 75% and 100% after the first, second, third and fourth anniversaries, respectively, after the date of grant.

(2) Based on options for a total of 220,000 shares granted to all directors, officers and employees.

(3) The exercise price is equal to the fair market value on the date of grant of the option.

EXERCISE OF WARRANTS AND OPTIONS

During the year ended December 31, 1997, no warrants or options were exercised.

ITEM 11.    SHARE OWNERSHIP

The following table sets forth certain information, as of March 27, 1998, concerning the beneficial ownership of the Company's Common Stock by shareholders known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock or Series A - Convertible Notes, by each of the directors, and by all directors and executive officers of the Company as a group:

                                         Common Stock             Series A - Convertible Note     Percent
                                 ------------------------------------------------------------       of
                                    Shares                            Shares                      Total
                                  Beneficially    Percent of       Beneficially  Percent of       Voting
                                     Owned        Outstanding         Owned      Outstanding      Power
                                 ----------------------------      -------------------------      -------
Paul R. Arena...................   742,625(1)(2)     18.70          214,285(3)      5.12          23.82
Dr. Audrey L. Braswell..........   513,114(2)        12.92          428,600         9.74          22.66
Northern Federal Minerals, LLC..                                    428,600(3)      9.74           9.74
Bernard R. Kossar...............                                    428,600         9.74           9.74
Dr. James E. Ehrlich............   275,656            6.94                                         6.94
Loeb Investors Co. 118..........   245,542(4)         6.18                                         6.18
Dr. Andrew Higgins..............   202,411            5.10                                         5.10
James L. Austin.................    45,836            1.16                                         1.16
Leigh S. Zoloto.................    40,000            1.01                                         1.01
Ernest W. Purcell...............    30,000             .76                                          .76

All officers and                 1,371,575(1)(2)     34.54          642,885(3)     13.93          48.47
directors as a group
(5 persons)

(1) Individual shares investment and voting powers for a total of 140,000 shares over certain of his shares and shares of other family members with his father in-law. The other directors have sole investment and voting power over their shares.

(2) Holding includes the following shares which may be acquired upon the exercise of exercisable options outstanding under the Company's 1997 Incentive Stock Option Plan: Paul R. Arena - 70,000 shares; Leigh S. Zoloto - 40,000 shares; Dr. Audrey L. Braswell - 20,000 shares; James L. Austin - 20,000 shares; and Ernest W. Purcell - 20,000 shares; and all officers and directors as a group own 170,000 shares.

(3) Northern Federal Minerals, LLC is a partnership which is owned 33.33% by Paul R. Arena. The 66.66% of beneficial ownership is owned equally by Joseph L. Ranzini and Stephen L. Ranzini and is reported as 428,600 shares, with the other 214,285 shares of beneficial ownership being reported to Mr. Arena.

(4) Loeb Investors Co. 118 is a partnership owned by Loeb Partners Corporation, an investment firm located at 61 Broadway, New York, NY 10006

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


The following transactions with the Company are identified as transactions with related parties.

NORTHERN FEDERAL MINERALS, LLC Paul R. Arena, a Director and Officer of the Company, is a principal in this Michigan limited liability corporation. On November 13, 1995, Northern Federal Minerals, LLC purchased $450,000 principal amount of the Company's Series A Convertible Promissory Notes.

BERNARD R. KOSSAR On December 20, 1995, Mr. Kossar purchased $300,000 principal amount of the Company's Series A Convertible Promissory Notes.

DR. AUDREY L. BRASWELL Dr. Braswell, a Director of the Company. On May 20, 1997, Dr. Braswell purchased $300,000 principal amount of the Company's Series A Convertible Promissory Notes.

On April 11, 1997 and May 20, 1997 the Company executed an Amendment (the "First Amendment") with the three related parties (see "Related Parties") who are holders of the Company's Series A - 3.5% Convertible Promissory Notes (the "Notes") having an aggregate face value of $1,050,000, subject to approval by the Vancouver Stock Exchange which was received on June 18, 1997. The First Amendment included provisions which: a) extended the maturity date of the Notes to March 31, 1998; b) increased the annual interest rate to 10%, effective January 1, 1997; c) changed the conversion price to $.70 per share; and d) agreed that the Company will not, without the prior approval of the holders of at least 80% of the principal amount of Notes outstanding, incur any indebtedness which ranks senior in priority to payment to the noteholders. The Notes remain unsecured.

On March 24, 1998 the Company executed an Amendment (the "Second Amendment") with the three Related parties who are holders of the Notes having an aggregate face value of $1,050,000, subject to approval by the Vancouver Stock Exchange. The Second Amendment includes provisions which: a) extend the maturity date of the Notes to December 31, 1998; b) maintain the annual interest rate at 10%; c) maintain the conversion price at $.70 per share; and
d) provide that the noteholders may not convert their notes prior to August 1, 1998. If the Company is successful in closing a proposed equity offering in mid-1998, there will be a mandatory conversion if the closing bid price of the Company's common stock on the Vancouver Stock Exchange averages in excess of $1.50 for a ninety day period after the closing. In addition, the noteholders have agreed to be bound by certain provisions restricting the sale of any shares issued upon conversion. The Notes remain unsecured.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a.).       EXHIBITS.   The   following   exhibits   are  filed   herewith  or
            incorporated by reference:

Exhibit No.            Document

     2                 - Agreement  and Plan of  Merger  dated as of August 3,
                         1994, by and among Heatshield,  AIM, AIM Group, Inc.,
                         Merger  Sub-H  and  L.  P. (Incorporated   herein  by
                         reference  to  Exhibit  2  to  to  the   Registrant's
                         Registration   Statement  on   Form   S-4  (File  No.
                         33-82468).)

     2(b)              - Amendment No. 1 dated as of November 14, 1994, to the
                         Agreement  and Plan of  Merger  dated as of August 3,
                         1994 by and among Heatshield,  AIM, AIM Group,  Inc.,
                         Heatshield  Acquisition and Heatshield Funding Group.
                         (Incorporated herein  by reference to Exhibit 2(b) to
                         the Registrant's  Registration  Statement on Form S-4
                         (FIle No. 33-82468).)

     2(c)              - Amendment No. 2 dated as of November 30, 1994, to the
                         Agreement  and Plan of  Merger  dated as of August 3,
                         1994 by and among Heatshield,  AIM, AIM Group,  Inc.,
                         Heatshield  Acquisition and Heatshield Funding Group.
                         (Incorporated herein  by reference to Exhibit 2(c) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No. 33-82468).)

     3(a)              - Certificate  of  Incorporation  of  AIM  Group,  Inc.
                         (Incorporated  herein by reference to Exhibit 3(a) to
                         the Registrant's Registration Statement on Form S-4 (
                         File No. 33-82468)

     3(b)              - Certificate   of    Amendment   to   Certificate   of
                         Incorporation of AIM Group, Inc. (Incorporated herein
                         by  reference  to  Exhibit  3(b) to the  Registrant's
                         Registration   Statement   on  Form  S-4   (File  No.
                         33-82468).)

     3(c)              - Certificate   of    Amendment   to   Certificate   of
                         Incorporation of AIM Group, Inc. (Filed herewith)

     3(d)              - By-Laws of  AIM Group, Inc. (Incorporated  herein  by
                         reference  to  Exhibit   3(c)  to  the   Registrant's
                         Registration   Statement  on   Form  S-4  (File   No.
                         33-82468 ).)

     4(a)              - Form   of   AIM  Group,  Inc.   Warrant   Certificate
                         (Incorporated  herein by reference to Exhibit 4(b) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No.3382468).)

     4(b)              - Form of  AIM, Inc. Option Certificate.  (Incorporated
                         herein  by   reference   to   Exhibit   4(c)  to  the
                         Registrant's Registration Statement on Form S-4 (File
                         No. 33-82468).)




     10(a)             - AIM Group, Inc. 1994 Stock Option Plan. (Incorporated
                         herein  by   reference   to   Exhibit   4(a)  to  the
                         Registrant's Registration Statement on Form S-4 (File
                         No. 33-82468).)

     10(b)             - Kaolinite Mining Lease  and Agreement, dated March 1,
                         1984,  between  Eterna-Tec  Corp.  as lessee  and New
                         Mexico   and   Arizona   Land   Company   as  Lessor.
                         (Incorporated herein by reference to Exhibit 10(a) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No. 33-82468).)

     10(c)             - Assignment Agreement, dated  October 26, 1989, by and
                         between  Eterna-Tec  Corp.  and AIM pursuant to which
                         Eterna-Tec  assigned to AIM Group, Inc. the Kaolinite
                         Lease.  (Incorporated  herein by reference to Exhibit
                         10(b) to the Registrant's  Registration  Statement on
                         Form S-4 (File No. 33-82468).)

     10(d)             - Lease Agreement,  dated  October  17,  1994,  by  and
                         between Merrick Venture Capital,  Inc. and AIM Group,
                         Inc.  (Incorporated  herein by  reference  to Exhibit
                         10(pp) to the Registrant's  Registration Statement on
                         Form S-4. (File No. 33-82468).)

     10(e)             - Form  of  Series  A  Convertible Promissory Note,  as
                         issued by AIM  Group,  Inc.  on  November  13,  1995,
                         December 20, 1995 and February 2, 1996. (Incorporated
                         herein  by   reference   to  Exhibit   10(e)  of  the
                         Registrant's  Form 10-KSB for the year ended December
                         31, 1996.)

     10(f)             - Form   of   letter   agreement   amending   Series  A
                         Convertible  Promissory  Note, as entered into by AIM
                         Group,  Inc.  and each of the holders of the Series A
                         Convertible   Promissory   Notes  on  April  10,1997.
                         (Incorporated herein by reference to Exhibit 10(f) of
                         the  Registrants  Form  10-KSB  for  the  year  ended
                         December 31, 1996.)

     10(g)             - Form   of   letter   agreement   amending   Series  A
                         Convertible  Promissory  Note, as entered into by AIM
                         Group,  Inc.  and each of the holders of the Series A
                         Convertible Promissory Notes on April 10,1997. (Filed
                         herewith)

     21                - Subsidiaries of  the Registrant (Incorporated  herein
                         by reference to Exhibit 21 of the  Registrant's  Form
                         10-KSB for the year ended December 31, 1996.)

     27                - Financial Data Schedule

(b). REPORTS ON FORM 8K. The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1997.

                           FINANCIAL STATEMENTS AND
                         INDEPENDENT AUDITORS' REPORT

                       AIM GROUP, INC. AND SUBSIDIARIES

                          December 31, 1997 and 1996

INDEPENDENT AUDITOR'S REPORT


Board of Directors
AIM Group, Inc.


We have audited the accompanying consolidated balance sheets of AIM Group, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIM Group, Inc. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company has incurred continuing losses from operations, has insufficient cash flow from operations, has substantial non-earning assets and is dependent on very few customers. These items raise substantial doubt about its ability to continue as a going concern.
Management's  plans  regarding those matters are also discussed in Notes A and
B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Plantation, Florida
March 13, 1998

                          AIM Group and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                         "December 31, 1997 and 1996"

                                                                          1997           1996
                                                                       -----------    -----------
CURRENT ASSETS
  Cash                                                                 $    9,898     $   70,342
  Accounts receivable - trade                                             368,832        504,864
  Accounts receivable - affiliate and other                                     -            564
  Inventories                                                             202,155        160,770
  Prepaid expenses                                                          6,967         18,529
                                                                       -----------    -----------
      Total current assets                                                587,852        755,069

RESOURCE PROPERTY                                                       4,000,373      3,995,373

PROPERTY, PLANT AND EQUIPMENT - Net                                       572,711        557,059

OTHER ASSETS                                                               40,511         46,836
                                                                       -----------    -----------
                                                                       $5,201,447     $5,354,337
                                                                       ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $  630,692     $  281,454
  Receivable financing liability                                          277,441        324,293
  Current portion of long-term debt                                        80,954         14,960
  Accrued expenses                                                         46,062         96,111
                                                                       -----------    -----------
         Total current liabilities                                      1,035,149        716,818

LONG-TERM DEBT, less current portion                                       93,091         76,073

CONVERTIBLE NOTES PAYABLE                                               1,050,000      1,050,000

COMMITMENTS                                                                     -              -

STOCKHOLDERS' EQUITY
  Preferred stock; 1,000,000 shares authorized; $1 par value;
   no shares issued or outstanding.                                             -              -
  Common stock; 12,000,000 shares authorized; $.01 par value;
   3,980,053 shares issued and 3,971,107 outstanding in 1997
   and 3,978,766 in 1996.                                                  39,801         39,801
  Additional paid in capital                                            4,222,809      4,222,809
  Common stock held in treasury -  8,946 shares in 1997 and
   1,287 shares in 1996                                                    (6,876)        (1,400)
  Accumulated deficit                                                  (1,232,527)      (749,764)
                                                                       -----------    -----------
                                                                        3,023,207      3,511,446
                                                                       -----------    -----------
                                                                       $5,201,447     $5,354,337
                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.

                          AIM Group and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

            "For the years ended December 31, 1997 , 1996 and 1995"

                                                           1997           1996            1995
                                                       -----------     -----------     -----------
SALES                                                  $2,316,472      $3,092,278      $2,399,493

COST OF GOODS SOLD                                      1,795,780       2,148,191       1,692,943
                                                       -----------     -----------     -----------
       GROSS PROFIT                                       520,692         944,087         706,550

EXPENSES
  General and administrative                              575,973         791,826         673,105
  Selling and marketing                                   157,781         270,612         132,532
  Write-off of investment - abandoned project                   -          93,396               -
  Interest                                                189,872         131,429         162,505
  Depreciation and amortization                            79,829          72,487          47,249
                                                       -----------     -----------     -----------
                                                        1,003,455       1,359,750       1,015,391
                                                       -----------     -----------     -----------
      Loss before income taxes                           (482,763)       (415,663)       (308,841)

Income taxes                                                     -              -                -
                                                       -----------     -----------     -----------
      NET LOSS                                         $ (482,763)     $ (415,663)     $ (308,841)
                                                       ===========     ===========     ===========


Net loss per share                                     $    (0.12)     $    (0.10)     $    (0.08)
                                                       ===========     ===========     ===========

Weighted average shares outstanding                     3,958,243       3,960,158       3,672,894
                                                       ===========     ===========     ===========

The accompanying notes are an integral part of these statements.

                          AIM Group and Subsidiaries

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            "For the years ended December 31, 1997 , 1996 and 1995"

                                                                          Additional
                                                             Common        Paid-in        Treasury     Accumulated
                                              Shares         Stock         Capital         Stock         Deficit         Total
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances - December 31, 1994                     1,000    $        10    $        90    $         -    $   (25,260)   $   (25,160)

Issuance of 3,898,929 shares of
common stock upon merger and
cancellation of original shares issued          (1,000)           (10)           (90)                                        (100)
                                             3,898,929         38,989      4,022,185        (11,575)             -      4,049,599

Issuance of stock during December
1995 relating to the exercise of options
and warrants                                   214,536          2,146        128,073              -              -        130,219

Net loss for the year                                -              -              -              -       (308,841)      (308,841)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances - December 31, 1995                 4,113,465         41,135      4,150,258        (11,575)      (334,101)     3,845,717

Issuance of 80,000 shares                       80,000            800         81,992              -             -          82,792

Purchase of 1,287 shares for treasury                -              -              -         (1,400)             -         (1,400)

Cancellation of 213,412 shares of
  treasury stock                              (213,412)        (2,134)        (9,441)        11,575              -              -

Net loss for the year                                -              -              -              -       (415,663)      (415,663)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances - December 31, 1996                 3,980,053         39,801      4,222,809         (1,400)      (749,764)     3,511,446

Purchase of 79,088 shares for treasury               -              -              -        (30,476)             -        (30,476)

Sale of 71,429 shares held in treasury               -              -              -         25,000              -         25,000

Net loss for the year                                -              -              -              -       (482,763)      (482,763)
                                           ------------   ------------   ------------   ------------   ------------   ------------
Balances - December 31, 1997                 3,980,053    $    39,801    $ 4,222,809    $   (6,876)    $(1,232,527)   $ 3,023,207
                                           ============   ============   ============   ============   ============   ============


The accompanying notes are an integral part of these statements.

                          AIM Group and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

            "For the years ended December 31, 1997 , 1996 and 1995"


                                                                  1997            1996            1995
                                                               -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                     $ (482,763)     $ (415,663)     $ (308,841)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization                                  79,829          72,487          47,249
    Changes in current assets and liabilities:
      Decrease (Increase) in accounts receivable                  136,596         195,789        (341,714)
      (Increase) in inventories                                   (41,385)         (7,741)        (79,007)
      Increase (decrease) in receivable financing liability       (46,852)       (150,922)        475,215
      Increase in short term loan                                  96,152               -               -
      Increase (decrease) in accounts payable
       and accruals                                               299,189         (86,891)         90,693
      Other                                                         7,171           9,140         (22,892)
                                                               -----------     -----------     -----------
      Net cash provided (used) by operations                       47,937        (383,801)       (139,297)
                                                               -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                      (95,481)       (129,130)       (148,751)
  (Increases) decreases in other assets                             6,325          21,392         (22,564)
  Additions to resource property                                   (5,000)         (3,599)        (15,522)
                                                               -----------     -----------     -----------
    Net cash (used) by investing activities                       (94,156)       (111,337)       (186,837)
                                                               -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of stock                                           -               -         141,894
  Stock subscription received                                           -               -          82,792
  Proceeds from convertible note                                        -         300,000         750,000
  Cash balances of merged entities                                      -               -          92,759
  Receivables from affiliates eliminated upon merger                    -               -        (241,583)
  Reductions of notes payable                                           -               -        (325,000)
  Long-term debt financing                                              -          21,070          84,433
  Repayment of long-term debt                                      (8,749)        (14,470)              -
  Purchase of stock for treasury - net                             (5,476)         (1,400)              -
  Loans received - net                                                  -               -               -
  Advances to affiliated company, net of repayments                     -               -               -
                                                               -----------     -----------     -----------
    Net cash provided (used)  by financing activities             (14,225)        305,200         585,295
                                                               -----------     -----------     -----------

    NET INCREASE (DECREASE) IN CASH                               (60,444)       (189,938)        259,161

Cash, beginning of period                                          70,342         260,280           1,119
                                                               -----------     -----------     -----------
Cash, end of period                                            $    9,898      $   70,342      $  260,280
                                                               ===========     ===========     ===========

                          AIM Group and Subsidiaries

            "For the years ended December 31, 1997 , 1996 and 1995"


                                                                         1997           1996           1995
                                                                      -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION:
  Interest paid                                                       $  172,968     $  129,395        167,851
                                                                      ===========    ===========    ===========

Net cash effects of merger as of March 31, 1995:
  Increases in assets and liabilities
    Trade accounts receivable                                                                       $  129,723
    Inventories                                                                                         74,022
    Prepaid expenses                                                                                    19,417
    Property, plant and equipment                                                                      398,914
    Resource property                                                                                3,979,345
    Other assets                                                                                        45,666
    Accounts payable                                                                                  (368,500)
    Accrued expenses                                                                                   (77,500)
    Other                                                                                               (2,764)
                                                                                                    -----------
                                                                                                     4,198,323

Add cash balances of merged companies                                                                   92,759
Less receivables from merged entities - eliminated in merger                                          (241,583)
                                                                                                    -----------

                                                                                                    $4,049,499
                                                                                                    ===========

Value attributed to common stock upon merger                                                        $4,046,074
Less cost of treasury stock - assumed in merger                                                        (11,575)
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

                       December 31, 1997, 1996 and 1995


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

      The financial statements are reported in (U.S. Dollars) in accordance with generally accepted accounting principles under the jurisdiction of the United States and there are no material differences with Canadian generally accepted accounting principles.

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

      INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Inventories at December 31, 1997 and 1996 consist of:

                                           1997               1996
                                           ----               ----
      Finished Goods                    $   -              $ 28,513
      Raw materials                      141,926             76,421
      Klannerite(R) Ore                   48,645             48,645
      Spare parts and supplies            11,584              7,191
                                        --------           --------
                                        $202,155           $160,770
                                        ========           ========

                        AIM Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1997, 1996 and 1995


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

      TRADEMARKS AND PATENTS

      The Company has received the trademark registration for the product name Klannerite(R) in 1993. The Company was granted a patent on the Photon Diffusive Coating November 6, 1996. Trademarks and patents will be amortized over 10 years. The Company's trademarks are: AIM GroupR, the Corporate entity Uni-KoteR, the UMC(AR) marketing label; and Klannerite(R), the rock from UMC (AZ)'s Viva Luz Mine.

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

      MAJOR CUSTOMERS

      The Company sold products from its surface modifications facility representing more than 10% of its revenues for the years ended December 31, 1997 and 1996, to a single customer in the amount of 67% and 83% respectively. In addition, the sales to the three largest customers accounted for 92% of total sales in 1997.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE A - CONTINUED

      Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has recurring losses from operations. In addition, the Company has not been successful in the development of its resource property. Due to the lack of cash flow the Company was unable to continue to invest in and exploit the property and there is uncertainty in the potential market for the deposit. There is no assurance that the resource property will be fully recoverable at these levels. Management believes that alternative applications have been identified and it is the recommendation of the Board of Directors that further investigation of these alternatives is warranted. Although the Company's surface modification business in Arkansas has been profitable, it is reliant on very few customers. Unless the Company is successful in diversifying and expanding its customer base, the prospects for this line of business remains uncertain. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management is seeking alternative sources of equity financing that would allow the marketing and diversification effort for the surface modification business as well as the continued research and development effort for the resource property. There can be no assurance that the Company will be successful in its efforts to obtain additional financing. If the Company is not successful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - OPERATIONS/NATURE OF BUSINESS

AIM Group is the parent company that provides centralized management, finance, long range planning, accounting and administration to two principal operating entities. These operations are a surface modification facility and a mining lease. The Company has discontinued manufacture of the coatings and did not actively market these coatings during 1997.

AIM Group shares are listed on the Vancouver Stock Exchange and Over the Counter - Bulletin Board (OTC-BB). The Company's common stock is currently quoted under the symbols AGDU.V and AIMG, respectively.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE C - CONTINUED

      UNITED MINERALS ARKANSAS (UMC(AR)) SURFACE MODIFICATION PLANT

      UMC(AR) is the Company's core business and has completed its third full year of operations as of December 31, 1997. It operates a surface modification facility, both as principal and as a toll processor, for industrial minerals used as fillers in the rubber and plastics industries. The plant commenced operations in April 1994. Since inception UMC(AR) has carried out leasehold improvements and the engineering, procurement, and construction of machinery and equipment. UMC(AR) purchased the land and building in 1995.

      The UMC(AR) Malvern facility has been designed to treat industrial fillers such as silica, clay, mica, alumina trihydrate, wollastonite, magnesium hydroxide and microspheres with silanes. The treated products are used in the plastics and elastomer industries. Silanes or "organosilicon chemicals" were recognized as superior coupling agents approximately 40 years ago.

      Typical customers of UMC(AR) are compounders in the plastics and elastomer industries seeking to improve the physical mechanical and electrical properties and the performance of their products. Through the application of small quantities of organosilicon chemicals, UMC(AR) can, through surface modification, appreciably improve the physical characteristics of the filler resin composites. Improvements in composite properties that are desired by customers are: (i) lower oil absorption, (ii) less moisture ingress or accumulation, (iii) increased tensile strength, and (iv) better mixing viscosity. Composites containing surface modified fillers are used in the electronics, communications, transportation, construction materials, and appliance industries.

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

      UMC(AR) operated one shift per day during 1997 and treated approximately 1,900 tons of commercial products at the Malvern plant. Management estimates that the plant's capacity is approximately 7,000 tons per year. The plant currently has two mixing and packaging lines, and effective doubling of capacity providing for treatment of a diverse product mix, is under consideration. Approximately seven full time employees currently work at the plant.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE C - CONTINUED

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

      The Company has achieved its objective of identifying alternative applications for "Klannerite(R)". Written, qualified and independent reports have been generated under acceptable American Society for Testing and Materials ("ASTM") standards and verified that calcined "Klannerite(R)" is an excellent white pozzolan. Pozzolan materials are used as an aggregate additive in concrete to increase compressive strength in concrete and to stop alkali reactivity. Further testing and marketing of pozzolan applications will be performed this year.

      To date there have been no commercial sales to these markets.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE D - PROPERTY AND EQUIPMENT

Property plant and equipment is summarized as follows:

                                          1997               1996
                                        ---------          --------
      Plant                             $108,000           $108,000
      Building improvements              177,328             98,442
      Plant and lab equipment            310,233            306,781
      Engineering costs                   66,412             66,412
      Vehicles                            37,044             37,044
      Furniture and Equipment            100,379             93,920
                                        ---------          ---------
                                         799,396            710,599
      Less accumulated depreciation     (236,685)          (163,540)
                                        ---------          ---------
                                         562,711            547,059
      Land                                10,000             10,000
                                        ---------          ---------
                                        $572,711           $557,059
                                        =========          =========

NOTE E - OTHER ASSETS

Other assets consist of the following:

                                                           1997               1996
                                                         ---------          --------
      Patents and Trademarks                             $ 28,392           $ 28,392
      Unamortized portion of deferred start up costs        8,566             15,197
      Deposits and other                                    3,553              3,247
                                                         ---------          ---------
                                                         $ 40,511           $ 46,836
                                                         =========          =========

NOTE F - RESOURCE PROPERTY

The Company's resource property, located in Arizona, consists of mineral leases and deposits. This property was valued based on appraisal as part of the merger which occurred March 31, 1995. The following describes the property and related reserves of rock containing crystobalite, quartz and kaolinite.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE F - CONTINUED

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

      The  carrying  value of the  resource  property  including  the  prepaid royalties is as follows:
            Resource property purchase price          $3,935,798
            Pre-paid royalties                            64,575
                                                      ----------
            Resource property                         $4,000,373
                                                      ==========

      MINERAL MINED, PRODUCED AND SOLD IN 1992 THROUGH 1997

      In 1992 the 222.5 tons of K1 processed during the year 1992 was considered to be a trial production run. 7.5 tons of the 222.5 tons produced was distributed as samples and 2.5 tons were sold. During 1997 a nominal number of samples aggregating approximately 250 pounds were sent to prospective customers from whom the Company received a positive response. The remaining 212.5 tons are being held in inventory.

      No sales of Klannerite(R) have been reported for 1995, 1996 or 1997.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE G - LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 1997 and 1996:

                                                        1997              1996
                                                     ---------          ---------
      Mortgage payable, secured by Arkansas
      manufacturing facility, payable in
      monthly installments of approximately
      $900 including interest at 10.25%.             $ 54,546           $ 60,309

      Loan payable - City of Malvern,
      Arkansas Revolving Loan Fund secured by
      equipment and second mortgage on real
      estate; payable in monthly installments
      of $2,921.72 including interest at 6%.           96,152               -

      Equipment loans payable, secured by
      vehicle and equipment, payable in
      monthly installments of approximately
      $1,061 including interest at 10.2 % to
      14.2%.                                           23,347             30,724
                                                     ---------          ---------
                                                      174,045             91,033
      Less amounts due within one year                 80,954             14,960
                                                     ---------          ---------
                                                     $ 93,091           $ 76,073
                                                     =========          =========

Maturities of long-term debt over the next five years are as follows:

       Year ended
      December 31,
      1998                                                 $ 80,954
      1999                                                   31,861
      2000                                                   34,271
      2001                                                   26,959
                                                           ---------
                                                           $174,095
                                                           =========

The Company also has a factoring arrangement for its receivables arising from its sale of products from its Arkansas toll facility. The factor has a security interest in all factored accounts receivable. The total interest and factoring costs for 1997 and 1996 were $71,183 and $85,741, respectively.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE H - CONVERTIBLE NOTES PAYABLE

On April 11, 1997 and May 20, 1997 the Company executed an Amendment (the "First Amendment") with three related parties (see "Related Parties") who are note holders of the Company's Series A - 3.5% Convertible Promissory Notes (the "Notes") having an aggregate face value of $1,050,000 subject to approval of the Vancouver Stock Exchange which was received on June 18, 1997. The first Amendment included provisions which: a) extended the maturity date of the notes to March 31, 1998; b) increased the annual interest rate to 10%, effective January 1, 1997; c) changed the conversion price to $.70 per share; and d) agreed that the Company will not, without the prior approval of the holders of at least 80% of the principal amount of Notes outstanding, incur any indebtedness which ranks senior in priority to payment to the note holders. The Notes remain unsecured.

On March 23, 1998, the Company executed an Amendment (the "Second Amendment") with the three related parties who are note holders of the Notes having an aggregate face value of $1,050,000 subject to approval by the Vancouver Stock Exchange. The Second Amendment includes provisions which: a) extends the maturity date of the Notes to December 31, 1998; b) maintain the annual interest rate at 10%; c) maintain the conversion price at $.70 per share; and
d) provides that the note holders may not convert their notes prior to August 1, 1998. If the Company is successful in closing a proposed equity offering in mid-1998, there will be a mandatory conversion if the closing bid price of the Company's common stock on the Vancouver Stock Exchange averages in excess of $1.50 for a ninety day period after the closing. In addition, the note holders have agreed to be bound by certain provisions restricting the sale of any shares issued upon conversion. The Notes remain unsecured.

NOTE I - STOCK OPTIONS AND WARRANTS

The Company had various non-qualified incentive stock options and warrants that had been issued to employees, directors and investors. Most of these options and warrants were issued prior to the merger and were converted to Company options and warrants as a result of the merger. All of these options and warrants have expired. There were no exercises of options or warrants during 1996 and 1997.

In 1997, the Company established a new non-statutory stock option plan for employees, officers and directors. During 1997, the Board of Directors approved the issuance of options to purchase 220,000 shares of the Company's stock at $.30 per share to certain directors, officers and employees. The options expire ten years from the date of grant and have a four year vesting period at 25% per year.

                       AIM Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1996 and 1995


NOTE J - LEASE COMMITMENTS

The Company's corporate headquarters are leased pursuant to an operating lease expiring October 31, 1998. Future lease payments at December 31, 1997 are as follows:

      Year ending
      December 31,                                          Amount
      ------------                                         --------
      1998                                                 $ 17,333
                                                           ========

NOTE K - RELATED PARTY TRANSACTIONS

The following transactions with the Corporation are identified as transactions with related parties.

      PRIVATE PLACEMENT OF CONVERTIBLE 3 1/2% PROMISSORY NOTES

      The Company announced on November 15, 1995 a private placement in the form of 3 year convertible 3 1/2% Promissory Notes ("Convertible Notes") having a face value of $1,050,000 subject to the approval of the Vancouver Stock Exchange. (See Note H). The following related individuals and affiliated concerns acquired the Convertible Notes as follows:

      NORTHERN FEDERAL MINERALS LLC Paul R. Arena, an officer and director of the Company is a principal in this Michigan limited liability corporation. On November 13, 1995 Northern Federal Minerals LLC purchased $450,000 principal amount of the Convertible Promissory Notes.

      BERNARD R. KOSSAR Mr. Kossar, on December 20, 1995 purchased $300,000 principal amount of the Convertible Promissory Notes.

      DR. AUDREY L. BRASSWELL A director of the Company, on May 20, 1997 purchased $300,000 principal amount of Convertible Promissory Notes issued by the Corporation.

NOTE M - INCOME TAXES - NET OPERATING LOSSES

The Company has net operating loss carryforwards available to offset future taxable income approximating $2,800,000 expiring through the year 2011. Due to the merger described in Note B, the net operating losses are subject to certain limitations, computed on an annual basis.