Form 10-K/A
period 1997-12-31
AIM GROUP INC
filed 1998-05-01
CIK 928032

Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
      YEAR ENDED DECEMBER 31, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____

                        Commission file number 33-82468

                                AIM GROUP, INC.
 -----------------------------------------------------------------------------
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

      The undersigned registrant hereby amends the following item of its Annual Report on Form 10-KSB for the year ended December 31, 1997, as set forth in the pages attached hereto:

      Part I - Item 7   -     Financial   Statements  -  name  and   conformed
                              signature of independent auditor on page F-1

      Signatures        -     Signature page with conformed signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AIM GROUP, INC.

                                        By: /s/ PAUL R. ARENA
                                        ---------------------
                                        Paul R. Arena
                                        Chairman of the Board, Chief Executive
                                        Officer and President

Date: April 30, 1998

 Amendment No. 1 to AIM Group, Inc. Annual Report
 on Form 10-KSB for the year ended December 31, 1997
 ---------------------------------------------------

      The Annual Report on Form 10-KSB of AIM Group, Inc. (the "Company") for the year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1998, inadvertently did not include the name and conformed signature of the independent auditor of the Company in the Independent Auditor's Report set forth as page F-1 of the audited financial statements filed pursuant to Item 7 of Part II of the Form 10-KSB and attached thereto. Furthermore, the Form 10-KSB inadvertently did not include the signature page with conformed signatures required by the form. Accordingly, set forth below is the amended Item 7 of the Form 10-KSB and set forth on the attached pages are the related financial statements and the Form 10-KSB signature page.


PART II

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

                                                 /s/ M. A. CABERA & COMPANY PA
                                                 -----------------------------
                                                 M.A. Cabera & Company PA

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

                                              AIM GROUP, INC.
                                                Registrant


Dated:  March 31, 1998                        By: /s/ PAUL R. ARENA
                                              ---------------------
                                              Paul R. Arena
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 31, 1998                        By: /s/ PAUL R. ARENA
                                              ---------------------
                                              Paul R. Arena,
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              President and Director
                                              (Principal Executive
                                              Officer)

Dated:  March 31, 1998                        By: /s/ LEIGH S. ZOLOTO
                                              -----------------------
                                              Leigh S. Zoloto
                                              Chief Financial Officer,
                                              Secretary and Treasurer
                                              (Principal Financial
                                              Officer)

Dated:  March 31, 1998                        By: /s/ JAMES L. AUSTIN
                                              -----------------------
                                              James L. Austin
                                              Director

Dated:  March 31, 1998                        By: /s/ A. L. BRASWELL
                                              ----------------------
                                              A.L. Braswell
                                              Director

Dated: March 31, 1998                         By: /s/ E. W. PURCELL
                                              ---------------------
                                              E.W. Purcell
                                              Director