Form 10QSB
period 1998-03-31
AIM GROUP INC
filed 1998-05-15
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1998

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

                              -------------------



Check whether the issuer (1) filed all reports to be filed by Section 13 or (15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The  number  of  shares of common  stock  outstanding  as of May 13,  1998 was
3,980,053

Transitional Small Business Disclosure Format: [ ] Yes    [X] No

                        AIM GROUP, INC.AND SUBSIDIARIES
                                     INDEX
                       THREE MONTHS ENDED MARCH 31, 1998

                                                                           Page
                                                                           ----

PART 1.             FINANCIAL INFORMATION

Item 1.             Schedule A- Financial Statements & Notes

                    Condensed Consolidated Balance Sheets -
                     March 31, 1998 and December 31, 1997                    3

                    Condensed Consolidated Statements of
                     Operations  - Three Months Ended March 31,
                     1998 and 1997                                           4

                    Condensed Consolidated Statements of
                     Cash Flows - Three Months Ended March 31,
                     1998 and 1997                                           5

                    Notes to Condensed Consolidated
                     Financial Statements                                    6


Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                            7-8


PART II:             OTHER INFORMATION                                       8

                     Exhibits and Reports on Form 8-K

Part 1. Financial Information

                       AIM GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,        December 31,
                                                        1998             1997
                                                    -------------    -------------
ASSETS                                              (Unaudited)          (Note)
CURRENT ASSETS
  Cash                                              $     30,022     $      9,898
  Accounts receivable
    Trade                                                546,475          368,832
  Inventories                                            224,191          202,155
  Prepaid expenses                                         8,387            6,967
                                                    -------------    -------------
               Total current assets                      809,075          587,852

  PROPERTY, PLANT AND EQUIPMENT                          834,289          809,396
  Less allowances for depreciation                      (254,415)        (236,685)
                                                    -------------    -------------
                                                         579,874          572,711

  RESOURCE PROPERTY                                    4,010,168        4,000,373

  OTHER ASSETS                                            43,540           40,511
                                                    -------------    -------------
                                                    $  5,442,657     $  5,201,447
                                                    =============    =============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                $    677,309     $    630,692
    Receivable financing liability                       429,943          277,441
    Current portion of long-term debt                     96,055           80,954
    Accrued expenses                                      41,635           46,062
                                                    -------------    -------------
               Total current liabilities               1,244,942        1,035,149

  LONG-TERM DEBT, less current portion                    90,118           93,091

  CONVERTIBLE NOTES PAYABLE                            1,050,000        1,050,000

  STOCKHOLDERS' EQUITY
    Preferred Stock; 1,000,000 shares authorized;
      $1 par value; no shares issued or
       outstanding.                                            -                -
    Common stock; 12,000,000 shares authorized;
       $.01 par value; 3,980,053 shares issued
       and 3,971,107 shares outstanding at
       December 31, 1997 and March 31, 1998.              39,801           39,801
    Additional paid in capital                         4,222,809        4,222,809
    Common stock held in treasury - 8,946 shares          (6,876)          (6,876)
    Accumulated  deficit                              (1,198,137)      (1,232,527)
                                                    -------------    -------------
                                                       3,057,597        3,023,207
                                                    -------------    -------------
                                                    $  5,442,657     $  5,201,447
                                                    =============    =============

  Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

  See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                   1998          1997
                                                   ----          ----
Net sales                                     $   778,189   $    572,092
Costs and expenses
  Cost of products sold                           546,355        428,538
  Selling and administrative expenses             123,355        226,976
  Interest                                         54,689         49,782
  Depreciation and amortization                    19,400         19,401
                                              ------------  ------------
                                                  743,799        724,697
                                              ------------  ------------
      Earnings (loss) before taxes                 34,390       (152,605)

Income taxes                                            -             -
                                              ------------  ------------
Net earnings (loss)                           $    34,390   $  (152,605)
                                              ============  ============

Net earnings per share                        $     0.009   $    (0.038)
                                              ============  ============

Weighted average shares outstanding             3,971,107     3,978,766
                                              ============  ============

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           1998          1997
                                                           ----          ----
CASH FLOWS FROM OPERATIONS                            $    47,385   $   (21,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                     (24,894)           -
  Increases in other assets and resource property         (14,495)       (4,327)
                                                      ------------  ------------
        Net cash used by investing activities             (39,389)       (4,327)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt financing                   15,101             -
  Payment of long-term debt                                (2,973)       (4,117)
                                                      ------------  ------------
        Net cash provided by financing activities          12,128        (4,117)
                                                      ------------  ------------

   NET INCREASE (DECREASE) IN CASH                    $    20,124   $   (30,185)
                                                      ============  ============

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the period ended December 31, 1997.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                       March 31,                  December 31,
                                         1998                         1997
                                         ----                         ----
Finished goods                         $     -0-                  $      -0-
Raw materials                            163,379                    141,926
Klannerite Ore                            48,645                     48,645
Spare parts and supplies                  12,167                     11,584
                                       ---------                  ----------
                                       $ 224,191                  $ 202,155

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Net sales of AIM Group, Inc. (the "Company") for the first quarter of 1998 amounted to $778,189, an increase of $206,097,or 36%, over net sales of $572,092 in the prior year's comparable quarter. The increase in net sales was primarily attributable to a significant increase in a major customer's product line. Cost of products sold amounted to $546,355 and $428,538 in the first quarters of 1998 and 1997, respectively, resulting in a gross margin of 30% in the first quarter of 1998 compared to a 25% gross margin in the first quarter of 1997. The increase in the gross margin was primarily attributable to the increase in net sales.

      Selling and administrative expenses during the first quarter were $123,355, or 16% of net sales, compared to $226,976, or 40% of net sales, in the first quarter of 1997. The decrease in selling and administrative expenses is primarily attributable to the major cost reduction program implemented by new management in the last half of 1997. Various personnel and other expense reductions have been achieved primarily in the corporate overhead area.

      Interest expenses were $54,689, or 7% of net sales, in the first quarter of 1998 compared to $49,782, or 9% of net sales, in the first quarter of 1997. The dollar increase in interest expenses was mainly attributable to a plant improvement loan obtained in the third quarter of 1997.

      Primarily as a result of the above, the Company earned a net profit of $34,390, or $.009 per share, in the quarter ended March 31, 1998, compared to a net loss of $152,605, or $.038 per share, in the quarter ended March 31, 1997.

      No assurance can be given that the first quarter's increased revenues and earnings will be experienced in the second quarter or balance of the year.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company had a positive cash flow from operations of $47,385 in the first quarter of 1998, compared to a negative cash flow from operations of $21,741 in the first quarter of 1997. As of March 31, 1998, the Company had a working capital deficit of $435,867.

      In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. The improved financial results in the first quarter of 1998 enabled the company to reduce its factoring and it is the continued intention of management to minimize and ultimately discontinue the use of factoring as soon as practicable.

On March 23, 1998 the Company entered into agreements with the three holders of its 10% Convertible Promissory Notes (the "Notes"). The agreements extend the maturity dates to Dec. 31, 1998, maintain the current interest rate at 10% per annum and conversion price at $.70 per share, provide that Noteholders may not convert their Notes prior to August 1, 1998 and provide that if the Company is successful in closing a proposed equity offering in mid-1998 there will be a mandatory conversion if the closing price of the Company's common stock on the Vancouver Stock Exchange averages in excess of $1.50 per share for the 90-day period following the closing.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibit is filed herewith:

         Exhibit No.               Document
         -----------               --------
            27                     Financial Data Schedule

(b) REPORTS ON FORM 8-K. There were no Forms 8-K filed by the Company during the first quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AIM GROUP, INC.

May 13, 1998                    By: /s/PAUL R. ARENA
                                    ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                     and President

May 13, 1998                    By: /s/LEIGH S. ZOLOTO
                                    -------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                     Secretary and Treasurer