Form 10QSB
period 1998-06-30
AIM GROUP INC
filed 1998-08-07
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1998

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-82468
                        -------------------------------


                                AIM GROUP, INC.
      ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         2001 W. Sample Road (Suite 300), Pompano Beach, Florida 33064
      ------------------------------------------------------------------
             (Address of registrant's principal executive office)

                                 954-972-9339
      ------------------------------------------------------------------
                        (Registrant's telephone number)

                  Delaware                      13-3773537
      ------------------------------------------------------------------
       (State of Incorporation)    (I.R.S. Employer Identification No.)


Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The  number  of  shares of common  stock  outstanding  as of July 31, 1998 was
3,980,053

Transitional Small Business Disclosure Format: [ ] Yes    [X] No

                        AIM GROUP, INC.AND SUBSIDIARIES

                                     INDEX

                                                                  Page(s)
                                                                  -------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets -
             June 30, 1997 and December 31, 1996                     3

            Condensed Consolidated Statements of
             Operations - Three Months and Six
             Months Ended June 30, 1997 and 1996                     4

            Condensed Consolidated Statements of
             Cash Flows - Three Months and Six
             Months Ended June 30, 1997 and 1996                     5


            Notes to Condensed Consolidated
             Financial Statements                                    6


Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                             7-9

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of                      10
             Security Holders

Item 5      Other Information                                       11

Item 6.     Exhibits and Reports on Form 8-K                        11


SIGNATURES                                                          12

PART 1.     FINANCIAL INFORMATION

                       AIM GROUP, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,       December 31,
                                                               1998             1997
                                                           ------------     ------------
                                                            (Unaudited)        (Note)
ASSETS
CURRENT ASSETS
  Cash                                                     $    38,371      $     9,898
  Accounts receivable
    Trade                                                      424,595          368,832
  Inventories                                                  134,694          202,155
  Prepaid expenses                                              12,068            6,967
                                                           ------------     ------------
      Total current assets                                     609,728          587,852

PROPERTY, PLANT AND EQUIPMENT                                  881,606          809,396
Less allowances for depreciation                              (275,486)        (236,685)
                                                           ------------     ------------
                                                               606,120          572,711

  RESOURCE PROPERTY                                          4,021,523        4,000,373

OTHER ASSETS                                                    68,048           40,511
                                                           ------------     ------------
                                                           $ 5,305,419      $ 5,201,447
                                                           ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $   615,820      $   630,692
  Receivable financing liability                               267,222          277,441
  Note payable                                                 150,000                0
  Current portion of long-term debt                            149,068           80,954
  Accrued expenses                                              35,781           46,062
                                                           ------------     ------------
    Total current liabilities                                1,217,891        1,035,149

LONG-TERM DEBT, less current portion                            71,819           93,091

CONVERTIBLE NOTES PAYABLE                                    1,050,000        1,050,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized;
    $1 par value; no shares issued or outstanding                    0                0
  Common stock; 12,000,000 shares authorized;
    $.01 par value; 3,980,053 shares issued and
    3,971,107 shares outstanding at December 31, 1997
    and  June 30, 1998.                                         39,801           39,801
  Additional paid in capital                                 4,222,809        4,222,809
  Common stock held in treasury - 8,946 shares                  (6,876)          (6,876)
  Accumulated  deficit                                      (1,290,025)      (1,232,527)
                                                           ------------     ------------
                                                             2,965,709        3,023,207
                                                           ------------     ------------
                                                           $ 5,305,419      $ 5,201,447
                                                           ============     ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                           STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                1998           1997           1998          1997
                                            ------------   ------------   ------------   -----------
Net sales                                   $   548,422    $   615,478    $ 1,326,611    $1,187,570
Costs and expenses
  Cost of products sold                         417,763        486,939        964,118       915,477
  Selling and administrative expenses           147,247        168,131        270,602       395,107
  Interest                                       51,184         48,861        105,873        98,643
  Depreciation and amortization                  19,401         19,400         38,801        38,801
                                            ------------   ------------   ------------   -----------
                                                635,595        723,331      1,379,394     1,448,028
                                            ------------   ------------   ------------   -----------
Earnings (loss) before taxes                    (87,173)      (107,853)       (52,783)     (260,458)

Income taxes                                          0              0              0             0
                                            ------------   ------------   ------------   -----------
Net earnings (loss)                         $   (87,173)   $  (107,853)   $   (52,783)   $ (260,458)
                                            ============   ============   ============   ===========

Net earnings per share                      $    (0.022)   $    (0.027)   $    (0.013)   $   (0.066)
                                            ============   ============   ============   ===========

Weighted average shares outstanding           3,971,107      3,964,052      3,971,107     3,971,408
                                            ============   ============   ============   ===========

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                           STATEMENT OF CASH FLOWS

                                                 Three Months Ended             Six Months Ended
                                                      June 30                      June 30
                                            ---------------------------   --------------------------
                                                1998           1997           1998          1997
                                            ------------   ------------   ------------   -----------
CASH FLOWS FROM OPERATIONS                  $   (94,857)   $     8,902    $   (47,472)   $  (12,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           (47,316)        (7,050)       (72,210)       (7,050)
  Increases in other assets and
    resource property                           (34,192)             0        (48,687)       (4,327)
                                            ------------   ------------   ------------   -----------
   Net cash provided by investing
     activities                                 (81,508)        (7,050)      (120,897)      (11,377)
                                            ------------   ------------   ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in debt                            184,714        (37,539)       196,842       (41,656)
                                            ------------   ------------   ------------   -----------
  Net cash provided by financing
    activities                                  184,714        (37,539)       196,842       (41,656)
                                            ------------   ------------   ------------   -----------

     NET INCREASE (DECREASE)                $     8,349    $   (35,687)   $    28,473    $  (65,872)
                                            ============   ============   ============   ===========

See notes to condensed consolidated financial statements.

AIM GROUP, INC. AND SUBSIDIARIES


Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1998


NOTE A - BASIS OF PRESENTATION


The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE B - INVENTORIES

The components of inventory consist of the following:


                                   June 30,         December 31,
                                     1998               1997
                                  ---------          ---------
Finished Goods                    $  - 0 -           $  - 0 -
Raw material                         79,719            141,926
Klannerite Ore                       48,645             48,645
Spare parts and supplies              6,330             11,584
                                  ---------          ---------

                                  $ 134,694          $ 202,155
                                  ---------          ---------

ITEM 2 -    MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1998 COMPARED TO QUARTER ENDED JUNE 30,1997

      Net sales of AIM Group, Inc. (the "Company") for the second quarter of 1998 amounted to $548,422, a decrease of $67,056 from net sales of $615,478 in the prior year's comparable quarter. The decline in net sales was primarily attributable to a decline in demand for the surface treatment of fire retardant materials. Cost of products sold amounted to $417,763 and $486,939 in the second quarters of 1998 and 1997, respectively, resulting in a gross margin of 24% in the second quarter of 1998 compared to a 21% gross margin in the second quarter of 1997. The increase in the gross margin was primarily attributable to lower product material costs and an increase in higher margin toll business.

      Selling and administrative expenses during the second quarter were $147,247, or 27% of net sales, compared to $168,131, or 27% of net sales, in the second quarter of 1997. Though these expenses were flat as a per cent of sales, there were approximately $ 20,000 in seasonal and non-recurring expenses in the current quarter that were not in the 1997 quarter. Such seasonal and non-recurring expenses included expenses relating to the Annual Meeting of Shareholders, executive officer relocation and a plant quality improvement project.

      Interest expenses were $51,184, or 9% of net sales, in the second quarter of 1998 compared to $48,861, or 8% of net sales, in the second quarter of 1997. The increase in interest expenses as a percent of net sales was attributable to additional financing required during the current quarter.

      Primarily as a result of the above, the Company incurred a net loss of $87,173, or $.022 per share, in the quarter ended June 30, 1998, compared to a net loss of $107,853, or $.027 per share, in the quarter ended June 30, 1997.

      The net loss in the quarter ended June 30, 1998 compares unfavorably with the net profit of $34,390, or $.009 per share, in the quarter ended March 31, 1998. The primary reasons for the performance decline was a decline in sales of $ 229,767 from $778,189 to $ 548,422 and incurrence of approximately $ 20,000 in seasonal and non-recurring items not incurred in the quarter ended March 31, 1998.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Net sales of the Company for the six months ended June 30, 1998 amounted to $1,326,611 an increase of $139,041 from the net sales of $ 1,187,570 for the six months ended June 30, 1997. The majority of the increase was due to strong sales performance in the first quarter of 1998 attributable to a large increase in demand for surface treatment of fire retardant materials. Sales in the first quarter of 1998 were $778,189, an increase of $ 206,097 compared to sales of $572,092 for the first quarter of 1997. Cost of products sold amounted to $964,118 and $915,477 for the six months ended June 30, 1998 and 1997, respectively, resulting in a gross margin of 27% for the first six months of 1998 compared to 23% for the comparable period in 1997. The increase in gross margin is primarily attributable to greater manufacturing efficiencies achieved at higher sales levels and a decline in certain major material costs used in a main product line.

      Selling and administrative expenses for the six months ended June 30, 1998 were $270,602, or 20% of net sales, compared to $395,107, or 33% of net sales, in the six months ended June 30, 1997. The significant decline in the 1998 period is primarily due to major cost reductions in the areas of personnel and rental space implemented in the last half of 1997.

      Interest expenses were $105,873, or 8% of net sales, in the six months ended June 30, 1998 compared to $98,643, or 8% of net sales for the comparable period in 1997. While interest expense remained relatively flat the Company did obtain additional financing during the six months ended June 30,1998 not present in the same period of 1997. This cost was offset by lower interest charges on existing debt such as factoring of receivables resulting in little change for this expense category.

      Primarily as a result of the above, the Company incurred a net loss of $52,783, or $.013 per share, in the six months ended June 30, 1998, compared to a net loss of $260,458, or $.066 per share, in the six months ended June 30, 1997.


LIQUIDITY AND SOURCES OF CAPITAL

      The Company incurred a negative cash flow from operations of $94,857 in the second quarter of 1998, compared to a positive cash flow from operations of $8,902 in the second quarter of 1997. As a percent of sales, negative cash flow was 17% in the current quarter compared to 1% for the second quarter of 1997. The negative cash flow for the current period was primarily attributable to the net loss of 87,173 and larger payments to a primary supplier. As of June 30, 1998, the Company had a working capital deficit of $608,163.

      In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement, which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. It is the intention of management to discontinue the use of factoring as soon as practicable. During the current quarter the Company obtained additional financing from Dr. Audrey L. Braswell, a Company director, for $150,000 as well as an inventory line of credit from an external lender which had a balance of $83,442 at June 30, 1998. The terms of the $ 150,000 loan are interest only at the prime rate payable monthly, and the term of the loan is for one year with the entire principal due on May 12, 1999. The inventory credit line terms are an interest rate of 2% monthly with a credit line that will fluctuate based on monthly inventory valuations. These actions enabled the Company to meet its current expenses and pursue research and development work related to its mining operation in Arizona.

                               ----------------


PART II.    OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      The Company  conducted its Annual  Meeting of  Shareholders  on June 15,
1998.

      Paul R. Arena, James L. Austin,  Dr. Audrey L. Braswell,  Jr. and Ernest
W. Purcell were elected to serve as members of the Board of Directors of the Company for one year or until their successors are elected. Mr. Arena was elected by a vote of 2,763,485 shares for, no shares against, with 228 shares abstaining. Mr. Austin was elected by a vote of 2,683,415 shares for, none against and 2,527 shares abstaining. Mr. Purcell was elected by a vote of 2,684,914 for, none against and 2,299 shares abstaining. Dr. Braswell was elected by a vote of 2,760,980 shares for, none against and 2,527 abstaining.

      The proposed  ratification  of the selection of M. A. Cabrera & Company,
P. A., as the Company's independent accountants for the current fiscal year was approved by a vote of 3,081,252 shares for, no shares against, with 86 shares abstaining. However, on June 24, 1998, as reported in the Company's Form 8-K filed on July 23, 1998, that firm resigned as the Company's certifying accounting firm. The Company is now in the process of selecting a new certifying accountant.

      The proposed amendment to the Company's Certificate of Incorporation providing for a one-for-three reverse stock split of the Company's outstanding shares of Common Stock was approved by a vote of 2,668,644 shares for, 412,722 shares against, with 142 shares abstaining. The proposed reverse stock split will become effective upon the close of business on the date of filing of an Amendment to the Company's Certificate of Incorporation with the Delaware Secretary of State. As of the date of the filing of this Quarterly Report and

Form 10-QSB, the Company has not yet filed the Amendment with the Delaware Secretary of State. The Company plans to file the Amendment during the quarter ended September 30, 1998.


Item 5.     OTHER INFORMATION

      At the Company's Annual Meeting of Shareholders held on June 15, 1998, shareholders approved a proposed amendment to the Company's Certificate of Incorporation (the "Amendment") which will provide for a one-for-three reverse stock split (the "reverse split") of the issued and outstanding shares of Common Stock of the Company. The Reverse Split, which was subject to the approval of the Vancouver Stock Exchange, will be effective upon the close of business on the date of filing of the Amendment with the Delaware Secretary of State and each certificate representing shares of Common Stock outstanding immediately prior to the Reverse Split (the "Old Shares") will be deemed, without any action on the part of shareholders, automatically to represent one-third the number of shares of Common Stock after the Reverse Split (the "New Shares"). The Company expects that the Reverse Split will be approved by the Vancouver Stock Exchange and that the Company will file the Amendment with the Delaware Secretary of State during the quarter ended September 30, 1998. No fractional new shares will be issued as a result of the Reverse Split. In lieu thereof, the number of shares issuable to each stockholder whose Old Shares are not evenly divisible by three will be rounded up to the nearest whole share. After the Reverse Split becomes effective, stockholders of record will be requested to surrender certificates representing the Old Shares in accordance with the procedures to be set forth in a letter of transmittal to be sent by the Company to stockholders.

      As discussed in the Company's Proxy Statement, dated May 13, 1998 and used in connection with its Annual Meeting of Stockholders held on June 15, 1998, the Company was planning to conduct a public offering of its Common Stock in connection with the proposed acquisition of another corporation during the late summer or fall of 1998. Although the Company is engaged in discussions regarding a possible acquisition of another corporation, the Company presently does not plan to pursue a public offering transaction, but rather is exploring a possible private offering of its Common Stock designed to raise capital to fund the possible acquisition and the Company's growth. No assurance can be given that the Company will be able to successfully conduct any such private offering.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibit is filed herewith:

         EXHIBIT NO.               DOCUMENT

            27                     Financial Data Schedule

(b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on July 23, 1998 reporting the resignation on June 24, 1998 of the Company's certifying accountant.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AIM GROUP, INC.

Aug 7, 1998                     By: /s/PAUL R. ARENA
                                    ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                     and President

Aug 7, 1998                     By: /s/LEIGH S. ZOLOTO
                                    -------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                     Secretary and Treasurer