Form 10QSB
period 1998-09-30
AIM GROUP INC
filed 1998-11-10
CIK 928032

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

Jones Mills Industrial Park, Highway 270, P. O. Box 208, Jones Mills, AR 72105
             (Address of registrant's principal executive office)

                                 501-844-2600
                        (Registrant's telephone number)

                  Delaware                            13-3773537
         (State of Incorporation)         (I.R.S. Employer Identification No.)


                              -------------------


Check whether the issuer (1) filed all reports to be filed by Section 13 or (15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock outstanding as of November 6,1998 was 1,323,702.

Transitional Small Business Disclosure Format: ___ Yes   _X_ No

                        AIM GROUP, INC.AND SUBSIDIARIES
                                     INDEX
                        NINE MONTHS ENDED Sept.30, 1998

                                                                          PAGE


PART 1.     FINANCIAL INFORMATION

Item 1      Condensed Consolidated Balance Sheets -
            Sept. 30, 1998 and December 31, 1997                           3

            Condensed Consolidated Statements of
              Operations  - Three Months and Nine
            Months Ended Sept. 30,1998 and 1997                            4

            Condensed Consolidated Statements of
              Cash Flows - Three Months and Nine
            Months Ended Sept. 30, 1998 and 1997                           5


            Notes to Condensed Consolidated
            Financial Statements                                           6


Item 2      Management's Discussion and Analysis of                     7-10
            Financial Condition and Results of
            Operations


PART II     OTHER INFORMATION


Item 5      Other Events                                               11-12


Item 6      Exhibits and Reports on Form 8-K                              11


            Signature Page                                                13

PART 1. FINANCIAL INFORMATION

                       AIM GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30,     December 31,
                                                               1998             1997
                                                           -------------     ------------
                                                            (Unaudited)        (Note)
ASSETS
CURRENT ASSETS
  Cash                                                     $    16,933       $     9,898
  Accounts receivable
    Trade                                                      233,961           368,832
  Inventories                                                  162,909           202,155
  Prepaid expenses                                              11,559             6,967
                                                           ------------      ------------
    Total current assets                                       425,362           587,852

PROPERTY, PLANT AND EQUIPMENT                                  865,172           809,396
Less allowances for depreciation                              (282,262)         (236,685)
                                                           ------------      ------------

                                                               582,910           572,711

RESOURCE PROPERTY                                            4,031,536         4,000,373

OTHER ASSETS                                                    65,917            40,511
                                                           ------------      ------------
                                                           $ 5,105,725       $ 5,201,447
                                                           ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                         $   643,107       $   630,692
  Receivable financing liability                               160,840           277,441
  Note payable                                                 150,000                 0
  Current portion of long-term debt                            149,068            80,954
  Accrued expenses                                              38,119            46,062
                                                           ------------      ------------

    Total current liabilities                                1,141,134         1,035,149

LONG-TERM DEBT, less current portion                            59,038            93,091

CONVERTIBLE NOTES PAYABLE                                    1,050,000         1,050,000

STOCKHOLDERS' EQUITY
  Preferred Stock; 1,000,000 shares authorized;
    $1 par value; no shares issued or outstanding.                   -                 -
  Common stock; 12,000,000 shares authorized;
    $.01 par value; 1,326,684 shares issued
    and 1,323,702 shares outstanding at
    December 31, 1997 and  September 30, 1998.                  39,801            39,801
  Additional paid in capital                                 4,222,809         4,222,809
  Common stock held in treasury - 2,982 shares                  (6,876)           (6,876)
  Accumulated  deficit                                      (1,400,181)       (1,232,527)
                                                           ------------      ------------
                                                             2,855,553         3,023,207
                                                           ------------      ------------
                                                           $ 5,105,725       $ 5,201,447
                                                           ============      ============

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The common shares listed reflect the one for three reverse stock split effected on August 21, 1998.

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                           STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                    September 30                 September 30
                                            ---------------------------   ---------------------------
                                                1998           1997           1998           1997
                                            ------------   ------------   ------------   ------------
Net sales                                   $   306,075    $   573,898    $ 1,632,686    $ 1,761,468
Costs and expenses
  Cost of products sold                         205,315        463,932      1,169,433      1,379,409
  Selling and administrative
    expenses                                    147,001        186,987        417,603        582,094
  Interest                                       44,515         43,711        150,388        142,354
  Depreciation and amortization                  19,400         19,401         58,201         58,202
                                            ------------   ------------   ------------   ------------
                                                416,231        714,031      1,795,625      2,162,059
                                            ------------   ------------   ------------   ------------
Earnings (loss) before taxes                   (110,156)      (140,133)      (162,939)      (400,591)

Income taxes                                          -              -              -              -
                                            ------------   ------------   ------------   ------------
Net earnings (loss)                         $  (110,156)   $  (140,133)   $  (162,939)   $  (400,591)
                                            ============   ============   ============   ============

Net earnings per share                      $    (0.083)   $    (0.106)   $    (0.123)   $    (0.303)
                                            ============   ============   ============   ============

Weighted average shares
  outstanding                                 1,323,702      1,322,577      1,323,702      1,323,803
                                            ============   ============   ============   ============

The earnings per share and weighted average shares outstanding reflect the one for three reverse stock split effected on August 21, 1998.

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

                           STATEMENT OF OPERATIONS

                                                 Three Months Ended            Nine Months Ended
                                                    September 30                 September 30
                                            ---------------------------   ---------------------------
                                                1998           1997           1998           1997
                                            ------------   ------------   ------------   ------------
CASH FLOWS FROM OPERATIONS                  $   (17,209)   $   (14,459)   $   (64,681)   $   (31,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment            16,434        (36,570)       (55,776)       (43,620)
  Increases in other assets and
    resource property                            (7,882)          (673)       (56,569)        (5,000)
  Other                                               -         (3,140)             -         (3,140)
                                            ------------   ------------   ------------   ------------

    Net cash provided by investing
      activities                                  8,552        (40,383)      (112,345)       (51,760)
                                            ------------   ------------   ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in debt                            (12,781)        84,091        184,061         46,552
                                            ------------   ------------   ------------   ------------

    Net cash provided by (used in)
      Financing activities                      (12,781)        84,091        184,061         46,552
                                            ------------   ------------   ------------   ------------


    NET INCREASE (DECREASE) IN CASH         $   (21,438)   $    29,249    $     7,035    $   (36,623)
                                            ============   ============   ============   ============

See notes to condensed consolidated financial statements.

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)

Sept. 30, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on FORM 10-KSB for the year ended December 31, 1997.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                 September 30,      December 31,
                                     1998               1997
Finished Goods                    $   -0-            $   -0-
Raw Materials                       102,278            141,926
Klannerite Ore                       48,645             48,645
Spare Parts and Supplies             11,986             11,584

Totals                            $ 162,909          $ 202,155
                                  ==========         ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED
SEPTEMBER 30, 1997

      Net sales of AIM Group, Inc. (the "Company") for the third quarter of 1998 amounted to $306,075, a decrease of $267,823 from net sales of $573,898 in the prior year's comparable quarter. The decline in net sales was primarily attributable to a significant decrease in sales associated with the surface treatment of fire retardant materials resulting from a decline in a major customer's product line. Cost of products sold amounted to $205,315 and $463,932 in the third quarters of 1998 and 1997, respectively, resulting in a gross margin of 33% in the third quarter of 1998 compared to a 19% gross margin in the third quarter of 1997. The improvement in the gross margin was primarily attributable to significant expense savings in direct material costs and better utilization and efficiency of manufacturing resources.

      Selling and administrative expenses during the third quarter of 1998 were $147,001, or 48% of net sales, compared to $186,987, or 33% of net sales, in the third quarter of 1997. The increase of these expenses as a per cent of sales is mainly due to the large percentage decline in net sales during the current quarter. These expenses in dollar terms were down $39,986 compared the third quarter of 1997 reflecting positive cost containment efforts in the past year.

      Interest expenses were $44,515, or 15% of net sales, in the third quarter of 1998 compared to $43,711, or 8% of net sales, in the third quarter of 1997. The increase in interest expenses as a percent of net sales was attributable to the decline in net sales experienced during the third quarter of 1998 compared to the comparable 1997 quarter. This expense was basically unchanged when comparing actual amounts.

      Primarily as a result of the above, the Company incurred a net loss of $110,156, or $.083 per share, in the quarter ended September 30, 1998, compared to a net loss of $140,133, or $.106 per share, in the quarter ended September 30, 1997. The per share figures reflect the one for three stock split that occurred during the third quarter of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

      Net sales of the Company for the nine months ended September 30, 1998 amounted to $1,632,686, a decrease of $128,782 from net sales of $1,761,468 for the nine months ended September 30, 1997. The majority of the decline was due to the decline in a major customer's product line that occurred in the third quarter ended September 30, 1998. Cost of products sold amounted to $1,169,433 and $1,379,409 for the nine months ended September 30, 1998 and September 30, 1997, respectively, resulting in a gross margin of 28% for the first nine months of 1998 compared to 22% for the comparable period in 1997. The increase in gross margin is primarily the result of negotiated price reductions for certain direct material costs and improved operating efficiencies.

      Selling and administrative expenses for the nine months ended September 30, 1998 were $417,603, or 26% of net sales, compared to $582,094, or 33% of net sales, for the nine months ended September 30, 1997. The decrease is a result of significant cost reduction in several expense areas within this category over the past year.

      Interest expenses were $150,388, or 9% of net sales, in the nine months ended September 30, 1998 compared to $142,354, or 8% of net sales, for the comparable period in 1997. The slight increase is primarily due to additional financing required for working capital purposes during the nine months ended September 30, 1998.

      Primarily as a result of the above, the Company incurred a net loss of $162,939, or $.123 per share, in the nine months ended September 30, 1998 compared to a net loss of $400,591, or $.303 per share, in the nine months ended September 30, 1997. The per share figures reflect the one for three stock split that occurred during the third quarter of 1998.

LIQUIDITY and SOURCES of CAPITAL

      The Company incurred a negative cash flow from operations of $17,209 in the third quarter of 1998, compared to a negative cash flow from operations of $14,459 in the third quarter of 1997. As of September 30,1998 the Company had a working capital deficit of $715,772.

      In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. Accounts payable increased slightly from $630,692 at December 31, 1997, to $643,107 at September 30, 1998. The larger current liability increases that occurred in the nine months ended September 30, 1998 were the following: Notes payable increased $150,000 which was required for working capital and a loan for plant improvements increased $69,000 reflecting the installation of various equipment designed to improve manufacturing efficiencies.

YEAR 2000 ISSUE

The Company is in the process of developing a formal program to ensure that all significant computer systems are substantially Year 2000 compliant by the year ending December 31, 1999. When completed the program will encompass: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems, and (3) testing of the repaired or replaced systems.

Efforts to date on the program have been mainly in review of the Company's accounting and financial reporting systems. The primary computer software applications in this area are vendor supplied and the Company will be contacting these vendors over the next three months to obtain how these vendors will be Year 2000 on such applications. For example, when appropriate software updates will be sent to address any Year 2000 issues. Other efforts on the Year 2000 issue will include the establishment of a committee by the Board of Directors during the fourth quarter of 1998 to carry out the Year 2000 program.

Thirdly, there has been correspondence with some key suppliers and customers regarding each other's plans to handle key Year 2000 issues and this is continuing.

At this point, the Company expects to establish a formal plan with detailed action items and targeted completion times during the fourth quarter of 1998. During this time communication with software vendors and business partners will be on-going along with further effort in the identification phase of the program. Presently, it is difficult to assess the implementation costs of this program without the formal plan, however, such an assessment will be provided by the end of the Company's fiscal year, Dec. 31, 1998.

The company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company is into the final testing part of the program the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot begin any contingency plans. Such plans will be developed as any potential Year 2000 failures are identified in the final testing stages.

PART II.  OTHER INFORMATION

Item 5.  OTHER EVENTS

      The previously announced one-for-three reverse stock split of the Company's Common Stock(the "Reverse Split") was effective on August 21, 1998. On that date, each certificate representing shares of Common Stock outstanding immediately prior to the Reverse Split (the "Old Shares") was deemed, without any action on the part of the shareholders, automatically to represent one-third the number of shares of Common Stock after the Reverse Split (the "New Shares"). No fractional New Shares are being issued as a result of the Reverse Split. In lieu thereof, the number of New Shares issuable to each shareholder whose Old Shares are not evenly devisable by three is being rounded up to the nearest whole share. (For example, a holder of 1,000 Old Shares is entitled to receive 334 New Shares in exchange for his Old Shares.) Shareholders of record were recently requested to surrender certificates representing the Old Shares in accordance with the procedures set forth in a letter of transmittal sent to the shareholders. Upon such surrender, a certificate representing New Shares will be issued and forwarded to the shareholder. Until surrender, each stock certificate representing Old Shares will continue to be valid and represent New Shares equal to one-third the number of Old Shares, subject to the above-referenced rounding up in lieu of fractional shares. The CUSIP number assigned to the New Shares is 008881203.

      On October 16, 1998, the Company announced that it had suspended its negotiations to acquire by merger United Granite Corporation, which would have operated the Company's proposed granite processing facility in Hot Spring County, Arkansas. The Company is in discussions with other potential operators of a granite processing facility. The previously announced municipal financing of $4 million to fund construction of the previously proposed facility will require a new application accompanied by a revised business plan and acceptance by the municipality of the final terms and conditions of the proposed operation.

      The Company is considering the raising of additional equity capital through a private offering of common stock in order to finance the purchase of equipment for the proposed granite processing facility and for working capital purposes.

      During September, 1998, the Company completed the relocation of its corporate headquarters to the Jones Mills Industrial Park located in Hot Spring County, Arkansas. The Company's new address and telephone number at that location is AIM Group, Inc., Jones Mills Industrial Park, Highway 270, P.O. Box 208, Jones Mills, Arkansas 72105; telephone (501) 844-2600.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS. The following exhibit is filed herewith:

         EXHIBIT NO.               DOCUMENT

             3                     Amendment to Articles
                                   of Incorporation

            27                     Financial Data Schedule

(b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on September 25, 1998 reporting the Company's engagement of Moore, Stephens, Frost as the Company's new certifying accountant effective September 17, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AIM GROUP, INC.

November 9, 1998                By: /s/PAUL R. ARENA
                                    ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                     and President

November 9, 1998                By: /s/LEIGH S. ZOLOTO
                                    ------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                     Secretary and Treasurer