Form 10KSB
period 1998-12-31
AIM GROUP INC
filed 1999-03-29
CIK 928032

Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-KSB

 (MARK ONE)

 [X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         NOTE: Pursuant to Rule 15d-2 under the Securities Exchange Act of 1934 this Annual Report contains only certified financial statements for the fiscal year ended December 31, 1998.

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

         Jones Mill Industrial Park
         Highway 270
         P.O. Box 208
         Jones Mill, Arkansas                              72105
       ---------------------------------            -------------------
        (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (501)844-2600
                                                   -------------

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

                                 Yes [X]   No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

      Issuer's revenues for its most recent fiscal year: $2,085,398

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

      Aggregate market value as of March 24,1999:                   $3,389,144

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

      Common Stock, $.01 par value, as of March 24, 1999: 1,360,201 shares.

      Transitional Small Business Disclosure Format:
Yes [ ]   No [X]

                                    PART I

ITEM 1.     DESCRIPTION OF BUSINESS


      The Company was incorporated under Delaware law on March 24, 1994 for the purpose of acquiring, through a merger consummated on March 31, 1995, all of the outstanding shares of capital stock of (i) HeatShield Technologies, Inc. ("HTI"), a corporation formed in May 1991 for research and development to exploit industrial minerals applications and markets, and its wholly-owned subsidiaries United Minerals Corporation (Arkansas) ("UMC-Arkansas"), which was formed in March 1993 to construct a surface modification plant in Malvern, Arkansas that commenced operations in April 1994, and United Minerals Corporation (Arizona) ("UMC-Arizona"), which was formed in March 1992 to engage in the surface mining and processing of Klannerite(R) at the Viva Luz Mine in Mojave County, northern Arizona; and (ii) Advanced Industrial Minerals, Inc. ("AIM"), a corporation formed in July 1981 that owned the mineral rights to the Viva Luz Mine.

      In August 1998, the Company relocated its executive headquarters from Pompano Beach, Florida to Jones Mills, Arkansas. References herein to "AIM Group" or the "Company" include all of the Company's wholly-owned subsidiaries unless otherwise indicated.

      Currently, the Company is primarily engaged in the surface modification of industrial fillers at its plant in Malvern, Arkansas and the ownership of the rights to develop and market Klannerite(R)mined from the Viva Luz Mine in Mojave County, Arizona. The Company plans during 1999 to enter into a second line of business, the implementation of a roll-up strategy within the Information Technologies ("IT") industry by acquiring small, established Internet Service Providers ("ISPs") and Business Software Solutions Providers ("BSSPs") that focus on application Web site design and development for small to medium-sized businesses. In addition, the Company has acquired a minority equity interest in Netsurfer, Inc., a private company headquartered in Atlanta, Georgia that currently markets a product utilizing Internet access software for sale to ISPs.

      This report contains forward-looking statements relating to future revenues and results of operations, the Company's customers, uses of
Klannerite(R) and the Company's plans to enter the IT business. Such forward-looking statements are identified by the use of words such as

"believes," "intends," "expects," "may," "should," "plan," "projected," "contemplates," "anticipates" or similar words. The forward-looking statements are based on the Company's beliefs and assumptions based on information currently available to it and involve risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Factors that may cause such differences in connection with the Company's current industrial minerals and specialty materials business include risks and uncertainties relating to the Company's ability to retain existing personnel; the Company's dependence upon the economic conditions in the industries in which the Company's customers operate; the presence of free silica, which possess a potential risk as a cancer causing agent, in certain of the Company's products; the ability of the Company to effectively compete with other companies, some of which have substantially greater financial and other resources than the Company; the impact of government regulations on the Company's extraction and processing activities and the risks and hazards inherent therein; the commercial viability of Klannerite(R); the material adverse effect on the Company's results of operations if it were to lose its significant customers; the possible unavailability of supplies; the possible loss of existing access to the Viva Luz Mine; and the losses that could result from the Company's exposure to currency fluctuations. Factors that could cause actual results to differ significantly from the results discussed in the forward-looking statements relating to the Company's proposed acquisition and operation of ISPs and BSSPs include the risks and uncertainties relating to the absence of the Company's operating experience in the IT business; the intense competition in the market for Internet access and related services; the rapidly changing technology in connection with Internet access; the competition for ISP and BSSP acquirees and the risks associated with the post-acquisition operation of acquired ISPs and BSSPs; the start-up nature of ISP and BBSP acquirees; questions as to the continued growth and demand for Internet access; the retention and acquisition of subscribers; dependence on telecommunications carriers; and the Company's ability to engage necessary new managerial personnel and to retain the existing personnel of acquired ISPs or BSSPs.

                  SURFACE MODIFICATION OF INDUSTRIAL FILLERS

GENERAL

      At the Company's surface modification plant that commenced operations on April 1994 in Malvern, Arkansas, approximately 40 miles southwest of Little Rock, Arkansas, the Company processes industrial minerals used as fillers in the plastics and elastomer or rubber industries. The purpose of the Company's surface modification of industrial fillers is to reinforce and improve the mechanical, electrical and physical properties of the fillers used in plastic, rubber and sealant compounds. The fillers treated with silanes, which are coupling agents, at the Company's plant include clay, mica, alumina, trihydrite, wollastonite, magnesium hydroxide and microspheres. The plant's surface modification treatments are marketed under the Uni-Kote(R)label.

      The Company serves the filler surface modification needs of a customer either by (i) acquiring the appropriate industrial filler itself, modifying the surface of the filler as called for and then delivering the resulting finished product to the customer; or (ii) acting as a "toll" processor, in which case the customer delivers the industrial filler to be surface modified to the Company. Delivering or "tolling" industrial fillers for surface modification is an attractive alternative to many companies, as surface mining technology is complicated and requires the use of chemicals that involve environmental and health risks. In addition, many users need small quantities of surface modified fillers that do not warrant the construction and operation of a facility for that purpose.

      The gross profit margin for the Company's toll processor surface modification business is approximately 80%, as compared to approximately 25% for the finished product surface modification business. The toll processor business is more profitable because there is a lower cost of sales due to (i) no cost of minerals, (ii) the silane is purchased by the customer in many cases and (iii) there is no cost of packaging in many cases. The percentage of the Company's total sales represented by toll processor operations (as opposed to finished product sales) amounted to 2% in 1997, and 4% in 1998.

      The fillers treated by the Company's surface modification facility are primarily used in the plastics and rubber industries. The customer seeks to improve the filler's physical properties and performance. The surface modification process is a heat retention and thermal dynamic process that involves the application of organosilanes and other coupling agents. Enhancements of the physical characteristics of the filler that can result from the surface modification process include flame retardation, lower oil absorption, less moisture ingress or accumulation, increased tensile or tear strengths and better mixing viscosity. Composites containing surface modified fillers are used in the electronics, transportation, construction materials and appliance industries. Surface modified fillers can decrease the amount of resin used in a composite, providing cost savings, improved performance and enhanced safety for the end user.

      The Company's surface modification plant will accept or "toll" bags of industrial minerals delivered by truck and mix them in a heated batch process mixer. The mixing and heating time is approximately 30 to 40 minutes, after which the treated filler is loaded and bagged into 50 to 2,500 pound containers for shipment.

      The use of surface modified fillers may require that customers change their formula or production method in order to achieve maximum benefit from the modified filler materials. Consequently, there may be a prolonged interval of business development during which the customer undertakes testing and evaluation prior to a change in materials source.

PLANT CAPACITY

      The Malvern surface modification facility has an estimated capacity of treating approximately 7,200 tons of customer filler per year on a two-shift, five day per week basis. During 1997 and 1998, the Company operated on a one-shift per day basis and treated approximately 1,900 and 1,600 tons, respectively, of customer fillers. The Company attributes the decline to the reduction in orders by a major customer. The plant currently has two mixing and packaging lines. However, expansion to three mixing and packing lines could be implemented to increase capacity and permit the treatment of a more diverse product mix.

CUSTOMERS

      Approximately 87% of the Company's sales of surface modified fillers in 1998 were surface modified alumina trihydrate. Other minerals modified by the Company include magnesium hydroxide, microspheres, talc and nepheline syenite.

During 1996, 1997 and 1998, a subsidiary of Laport P.L.C. ("Laport"), a British plastics compounder and the Company's major customer, accounted for approximately 83%, 67%, and 61%, respectively, of the Company's sales revenues. The loss of that customer, to whom the Company sells finished products and does not act as a toll processor, would have a materially adverse effect on the Company. The Company has no long-term contractual arrangement with that customer and no assurance can be given to the amount of future sales that may will be made by the Company to that customer. Of the Company's sales to a total of 15 customers in 1998, sales to the three largest companies accounted for approximately 89% of total sales in that year.

      Pursuant to a contract dated March 25, 1997, and amended on September 13, 1997, with a subsidiary of Martin Marietta Materials, Inc. ("Martin Marietta"), the Company serves as the northern United States distributor of magnesium hydroxide produced by Martin Marietta. The Company serves as Martin Marietta's exclusive U.S. agent to surface treat the flame retardant and smoke suppression products with silane at the Company's surface modification facility. The Company's sales pursuant to that contract during 1997 and 1998 amounted to $10,581 and $17,460, respectively, and the Company estimates that total annual sales pursuant to the contract during 1999 will increase to approximately $200,000.

      As in the case of magnesium hydroxide, alumina trihydrate serves as an excellent flame retardant in that it gives off water molecules when it is exposed to heat.

MARKETING AND DISTRIBUTION

      The Company's sells its surface modified fillers through sales representatives and Company employees. The Company currently has 2 contract sales representatives, 2 sales related employees and 1 distributor with 9 sales people. The Company advertises occasionally in trade journals and magazines. In addition, the Company will from time to time exhibit its products at industry conferences and trade shows. The Company is dependent upon its customers' inclusion of the Company's products in the customers' typical plastics and rubber formulations in order to obtain sales. Due to its limited financial resources, the Company has not been able to increase its research and development spending to facilitate customer use of its products. To date, the Company has provided over 1,000 samples of its products to over 200 companies. Management believes that due to the long sales cycle which sometimes can last over 3-4 years, many of its earlier efforts to obtain sales are still pending.

RAW MATERIALS

      The Company purchases the minerals that are used as functional fillers in its surface modification business from a limited number of suppliers. The Company believes that alternative sources of supply on commercially acceptable terms generally are readily available. However, the loss of an existing source of supply could result in a disruption of the Company's business that would adversely affect the Company's results of operations.

      Minerals purchased and used by the Company as industrial fillers in its surface modification business include alumina trihydrate and magnesium hydroxide, which are excellent flame retardants; wollastonite, which is used in electrical reinforcement, car bumpers and automobile assemblies; nepheline syenite, which is a strengthening agent for plastic; microspheres or glass bubbles, which are used for light weight high performance applications in aerospace; and clay and mica, which are used for filler applications in plastics and rubbers.

      Of the over 300 primary kinds of silanes that exist, the Company purchases and uses approximately 20 of them as coupling agents that are added to the filler in the surface modification process. The Company purchases the silanes used by it in its surface modification operations from several sources and believes that readily available alternative sources are available.

COMPETITION

      The Company's surface modification products are sold in highly competitive markets which are influenced by price, profit performance, customer location, service and general economic conditions. The Company competes with other mineral suppliers and toll processors in the filler surface modification industry. Many of such companies are substantially larger and more diversified that the Company. The Company estimates that during 1998, a total of approximately 100,000 tons of surface modified magnesium hydroxide, alumnia trihydrate, wollastonite, calcined kaolin, silica, mica, feldspar, talc, calcium carbonate and microspheres were produced in the United States. Of that amount, the Company estimates that its shipments of approximately

1,600 tons of such surface modified minerals constituted approximately 2% of the U.S. production. The Company's products tend to apply to the higher value end of the potential market. As such, the volumes tend to decrease as opposed to the commodity type treated minerals such as silica, talc and calcium carbonates.

      The Company's relatively small size constitutes a competitive advantage in certain respects. Many of the Company's competing producers of surface modified fillers are large and vertically integrated and generally do not engage in the production of small amounts of surface modified fillers that are custom tailored to the customer's needs. The processing of such small orders serves as a potentially significant source of the Company's toll processing business. Furthermore, manufacturers of proprietary high performance composites often prefer not to have a potential competitor surface modifying its materials.

      The silane surface modified fillers produced by the Company are used in the high volume, high performance end of the plastic reinforced composite business, as opposed to the lower value, low performance end of the business.


BUSINESS STRATEGY AND OPPORTUNITIES

      The Company's goals in the filler surface  modification  business are to
(i) diversify its customer base by developing additional market applications such as filled resin systems and further development of surface modification technology of additional filler materials; (ii) expand production by serving such market applications for new customers; and (iii) secure upstream sources of raw materials by consummating supply and distribution agreements with such new customers, such as the agreements entered into during 1997 with Martin Marietta. On March 4, 1998 the Company received approval for certification of Registration to ANSI/ISO/ASQ Q9002-1994 "(ISO-9002 Certification") by American Certification Corporation. This certification is a rating to the industry that United Minerals Corporation - Arkansas, a wholly-owned subsidiary of the Company, conforms with the production of consistent high quality, value-added ISO-9002 silane surface modified fillers and toll processing of custom products. Management believes this ISO-9002 Certification will add customer value and create a potential benefit by increased sales revenues.

      New possible business opportunities that have been identified by the Company include (i) the installation of new equipment costing approximately $280,000 to enable the Company to engage in resin compounding, (ii) the commencement of related toll services such as vacuum drying, delumping, repackaging, precision classification and micron grinding and (iii) the potential development of silane surface modification facilities in Europe and the Far East, where silane surface modification is not as highly developed as it is in the United States.

      During 1998, the Company was successful in developing a new treated line of clay products for wire and cable plastic compounding applications. Current marketing efforts are underway to further develop this potential new business. The Company has received a written report by an independent laboratory that this new clay product meets or exceeds standards set in the industry by other existing products presently selling in the marketplace.


                   PROCESSING AND MARKETING OF KLANNERITE(R)

      The Viva Luz Mine in Mojave County, northern Arizona is approximately 31 miles east of Needles, California and 43 miles southwest of Kingman, Arizona. The mine can be reached via a 4.5 mile improved dirt road, suitable for both passenger cars and trailer trucks, from Interstate Route 40 which runs between Kingman and Needles. In July 1992, the Atchison Topeka and Santa Fe Railway Company (the "Railway Company"), whose tracks cross the path from the highway to the Viv Luz Mine, denied public access across its tracks to the mine. Due to the remote location of the mine site and railroad crossing liability issues, the Railway Company requested that access to the mine be limited to pre-arranged time periods when safety personnel can be made available to provide traffic control for vehicles crossing the tracks. On a quarterly basis, the Company can arrange access with the Railway Company to cross over the railroad tracks. Approximately one week prior to the date that access to the mine site is required, the Company telephones the Railway Company and requests the provision of a flagman and a spotter and advises the railroad of the days when such two persons are required. The Railway Company makes the appropriate arrangements which allow the Company access to the mine site. The

Company believes that it possesses a prescriptive easement entitling it to use the crossing path over the railroad tracks and that the Railway Company will not deny access to the mine across the tracks. However, should the Railway Company deny access to the mine across such railroad tracks in the future, the Company could make arrangements to use an alternate route to access the mine. Such alternate road is in need of upgrading to bring it to a condition to permit use and the Company estimates that such upgrading would cost approximately $70,000 and could be completed in approximately one month. Therefore, the Company believes that the additional cost to use the alternate route would not have a material effect on the Company's financial condition or operating results.

      New Mexico & Arizona Land Company ("NMAL"), the owner of the approximately 80 acre track on which the Viva Luz Mine is located, originally leased the property for mining purposes on March 1, 1984, (the "Lease") and the Lease was assigned to HTI and certain affiliates on October 8, 1991 and conveyed to UMC (Arizona) during 1998. The Mining Lease, which expires in March 2004, is subject to a further term in perpetuity provided the property is in operation and is generating minimum royalties. The Lease permits the exploration of the property and removal of the mineral over the remaining term and calls for the payment of a production royalty of 5% of the total consideration obtained for the mineral less transportation costs, subject to a minimum royalty of $5,000 per year.

      The geology of the Viva Luz Mine is that of a zone system of hydrothermally altered rocks. The mine is located directly on a natural fault which acted as the natural plumbing system for hot, corrosive waters which eliminated a majority of impurities, producing the distinctive and unique white rock that is a pure, uniform, porous rock that has the trade name Klannerite(R). In the 1950s, the white sandy mineral was used as roofing granules because of its insulating capabilities.


ORE RESERVES

      The Viva Luz Mine is a cristobalite, quartz and Kaolinite deposit with proven and probable ore reserves. The deposit is classified into three different grades, K1, K2 and K3. Based on the independent ore reserve report of Rio Services, Inc., dated May, 1992, the highest grade of K1 has an estimated mineral deposit of approximately 262,000 short tons (i.e., 2,000 lbs) of proven reserves and 78,000 short tons of probable reserves, for a total of approximately 340,000 short tons of proven and probable reserves, and the two lower grades, K2 and K3, have a total estimated reserve of approximately 1,350,000 short tons of probable reserves. The Company believes K1 may be used in connection with filler applications, K2 may be used in connection with refractory applications and K3 may be used as a low grade filler. The Company has focused its efforts on the development of applications for the pure white K1 grade rather than the lower grade, off color K2 or pale green K3.

      The term "ore reserve" for the above purposes means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. "Proven reserves" means reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (ii) the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of the reserves are well-established. "Probable Reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

      The mineral deposit outcrops at the surface and most of the overburden has been removed. Thirteen six-inch dry rotary holes were drilled to block out an ore reserve and verify the quality of the rock. Hole depths ranged from 100 to 240 feet, and samples were collected using an air cyclone and splitter, every five feet through the ore zone. Thirteen cross sections were constructed in AutoCad and used to calculate the above proven ore reserves. An estimated 82% of the mineral is recoverable in the mining process. The loss in the recovery process was taken into account in calculating the above ore reserve data.


KLANNERITE(R) DEVELOPMENTAL ACTIVITIES

      During the 1980s and early 1990s, the efforts of several industrial corporations to develop commercially viable uses for Klannerite(R)were not successful. In 1992, prior to the acquisition by the Company of HTI and AMI on

March 31, 1995, HTI processed 222.5 tons of K1 which it considered to be a trial production run. Of that production, 7.5 tons were distributed as samples and 2.5 tons were sold to refractory customers for use as a protective coating. No further sales of Klannerite(R)have been made since 1995. During 1998, a nominal number of samples aggregating approximately 200 pounds were sent to prospective customers.

      In February 1997, the Company's former management announced its intention to write-off a portion the approximate $4 million carrying value of the Viva Luz Mine lease, which consisted of the property's purchase price of approximately $3.9 million and pre-paid royalties. The announcement stated that management had anticipated that Klannerite(R) would have greater potential commercial applications as an industrial mineral filler in the paint-coatings and plastics compounding industries and as an energy saving coating, but that the Company had experienced disappointing results in its testing of those applications. The announcement further stated that the Company had limited financial resources to pursue the research and development of commercial applications of the mineral. Following the change in the members of the Board of Directors and appointment of current management of the Company in March 1997, the Company announced in April 1997 that the previously proposed write-off was premature and would not be implemented and that efforts would be made to identify viable commercial applications for the mineral.

      During 1997, several independent tests performed in accordance with American Society for Testing and Materials Standards concluded that calcined Klannerite(R)serves as an excellent pozzolanic material, which is a mixture of silica and clay, for use in cement to achieve low permeability, increase compressive strength facilitating early set-up time and stop alkalki reactivity that causes unwanted expansion. The Company has concluded, based on such tests and a preliminary feasibility study, that Klannerite(R)has a commercially viable application as a white pozzolan in the cement industry and that additional research and development may result in the identification of other commercially viable applications.

      The Company believes that there is demand for higher quality aggregates in cement in the United States, particularly in southwestern states of Arizona, New Mexico, Nevada and Southern California, and that a market exists for a high performance pozzolan.

      The Company plans to market the property in combination with the construction of a new pozzolan processing facility, which essentially will be a grinding and crushing operation, near the Viva Luz Mine site and expects that the plant will supply the cement market for Arizona, New Mexico, Nevada and southern California. The Company estimates that the cost to construct the new facility will approximate $4 million and that an additional $1 million will be required to construct roads, extra silos, and office and covered raw storage for environmental purposes.

      In addition to developing the proposed use of Klannerite(R) as a white pozzolan for use in cement, the Company plans to continue its efforts to identify other commercially viable industrial mineral applications as a paint filler, plastic filler and elastomer filler.


MARKETING

      Pozzolans are additives that improve the properties of concrete made from Portland cement. Pozzolans work by preventing detrimental chemical reactions between Portland cement and the aggregate and sand fractions of the concrete. The demand for pozzolans is increasing for several reasons: a) many high quality deposits of aggregate have been exhausted or removed from inventory due to environmental constraints; lower quality aggregates need more pozzolan to offset their tendency to react with Portland cement; b) pozzolans are considered to be environmentally friendly because many represent a useful application for waste materials (power plant fly ash and blast furnace slag) and because they partially replace Portland cement, a major source of greenhouse gases. In some states, the U.S. Department of Transportation mandates pozzolan use for these reasons. The southwest, where the Klannerite deposit is located, has some of the worst aggregates in the United States, and thus a great need for high quality pozzolan.


COMPETITION

      The pozzolan market can be divided into three sectors based on price: a) low cost pozzolan, selling for about $35 per ton delivered, and dominated by fly ash and blast furnace slag; b) mid priced pozzolan, selling for about $80 per ton delivered, and dominated by calcined shales and tuffs; and c) high priced pozzolan, selling for about $160 per ton or more, delivered, and dominated by silica fume and calcined kaolin. The higher priced pozzolans have better performance characteristics. Klannerite will compete in the $80 per ton market. Within this market segment, the relatively low unit cost prevents shipping over great distances. The nearest commercial calcined shales are in Kansas (1,357 miles from Phoenix); the nearest commercial tuffs are in Idaho (818 miles from Phoenix). Neither product is currently sold in the southwest. Therefore, the marketing goal for Klannerite is to create a new market in the southwest for medium priced pozzolan. Within a reasonable shipping distance incuding Arizona, the Las Vegas area, and southern California, it is estimated there is a potential market for medium priced pozzolan beginning at about 25,000 tons per year and expanding to about 70,000 tons per year in 8 years.


                  PROPOSED INFORMATION TECHNOLOGIES BUSINESS

      The Company intends to acquire established high technology oriented businesses involved in activities relating to Internet and business solution software services. During January, 1999, the Company acquired a minority equity interest in Netsurfer, Inc., a private company headquartered in Atlanta, Georgia that currently markets a product utilizing Internet access software for sale to ISPs.

      The Company has executed a letter of intent to acquire one Internet/new media company, which has developed and currently markets a variety of new media (Internet, Intranet, and E-Commerce) products in addition to high-speed communications capabilities. In unison with its ISP services, this organization also focuses on access and connectivity via dedicated lines for small to mid-sized businesses. The utilization of new media technologies to support AutoCAD and project management software is another specialty of this organization and is believed by the Company to be unique. Web site development, site management and web hosting are also integral components of this organization.

      In addition, the Company is negotiating definitive agreements to acquire two separate software sales and services companies focused on Enterprise Resource Planning ("ERP") business solution applications which consist of financial, administrative, human resource, manufacturing, distribution, point-of-sale and inventory management software. The market focus of these organizations in their Value Added Reseller's ("VARs") role is to provide software to small to middle sized companies whose revenues range from $50 million to $500 million. That software also will support management information systems ("MIS"), and data base management of sales and marketing information. It is believed that these types of companies will generate recurring revenues from their hosting services and software maintenance they provide to their customers. Supporting these companies in their ability to secure recurring revenue is their establishment of a solid service organization and reputation of specialization in a number of vertical markets.

      Pursuant to rules of the Vancouver Stock Exchange to which the Company is subject, the Company plans to seek the approval of its shareholders relating to its proposed entry into the Information Technologies related business at the next Annual Meeting of Shareholders.

      Total ISP revenues in the United States are projected to grow from $3.3 billion in 1996 to $18.3 billion in the year 2000, according to International Data Corporation ("IDC"). Industry analysts have reported that small and medium sized businesses represent a potential market of over seven million customers in the United States, and use of the Internet by this market segment is expected to grow substantially from its current low level of market penetration. IDC predicts that dedicated connections to the Internet for small and medium sized businesses will grow from approximately 90,000 in 1996 to just fewer than 800,000 in 2000, representing a 73% compounded annual growth rate. Small and medium sized businesses generally seek an ISP with locally based personnel who are readily available to respond in-person to technical issues, who can assist in developing and implementing the customer's effective use of the Internet, and with whom they can establish a stable and long-term relationship. In addition, they are increasingly reliant on enhanced product offerings that address their specific business needs on a cost-effective basis, allowing them to compete with larger companies. For example, IDC estimates Web hosting revenues from small and medium sized businesses will grow from $84 million in 1996 to over $3.4 billion in the year 2000, representing 95% of the total Web hosting market.

      The rapid development and growth of the Internet has resulted in a highly fragmented industry of over 4,000 national and local ISPs in the United States, with no dominant ISP serving the needs of small and medium sized businesses. Independent regional and local ISPs successfully captured approximately one-half of this market, despite the substantially greater resources of the national providers. However, rising costs and increasing demands from business customers have made it more difficult for the small ISP to meet its customer's demands on a cost-effective basis.


                    ENVIRONMENTAL AND GOVERNMENT REGULATION

      The mining and surface modification operations of the Company are subject to laws and regulations relating to exploration procedures, safety precautions, property reclamation, employee health and safety, air quality standards, pollution and other environmental protection controls imposed by federal, state and local governments and regulatory agencies. In particular, the Company's surface modification operations are subject to regulation by the Occupational Safety and Health Administration ("OSHA ) and the Environmental Protection Agency (the "EPA"). In particular, the production of materials containing silica is regulated by the EPA and OSHA as such material potentially can be hazardous if inhaled or otherwise consumed. These potential hazards arise in connection with the operation of the Company's surface modification facility and Viva Luz Mine processing. The EPA and OSHA regulations concerning crystalline silica generally deal with health effects and toxicity and exposure limits, as well as certain safe handling rules such as specified engineering controls, procedures and personal protective equipment requirements such as masks or respirators. The Company believes that it is either in compliance with the applicable regulations or that the level of operations is such that compliance with such regulations is not required.

      The surface modification facility at Malvern, Arkansas is authorized to operate under the State Implementation Plan. Because emissions at the plant are less than 10 tons per year, the plant is not required to have an air quality permit. Compliance with the U.S. Clean Air Act and the regulations thereunder would be required if emissions from the facility were to exceed 10 tons per year. The surface modification facility presently has approximately one ton of emissions per year. In order to reach the 10-ton per year level, the Company estimates that it would have to install two additional processing lines, which is more than double its existing installed production capacity, and would have to operate four production lines 24 hours a day, 5 days a week and 52 weeks a year. The Company does not anticipate reaching this level of production in the foreseeable future.

      The Company is subject to OSHA's "Right to Know" regulations which require the Company to disclose potential health hazards of its products and processes to employees and customers. Such regulations require the Company and its employees to comply with requirements relating to dust extraction and control processes, equipment, safety clothing and use of certain equipment, particularly respiration filters to remove airborne particles.

      The National Institute of Occupational Safety and Health ("NIOSH") has recently determined that respirable silica, which occurs naturally in
Klannerite(R), is a known carcinogen to humans. The Company expects that proposed regulations will require more stringent limits on allowable silica exposure and may include the required installation of additional dust control equipment to reduce particulate emissions as well as improved safety equipment to reduce personal exposure and the employment of extant technological solutions. Many of the cement producers and redi-mix companies which would be potential customers of the Company are currently using silica in their formulas. Compliance with such possible new regulations could have a materially adverse impact upon the Company.


                      OCCUPATIONAL HAZARDS AND INSURANCE

      The Company's extraction and processing operations are subject to the usual hazards incident to the extraction and processing of industrial minerals, including pollution and other environmental hazards and risks, periodic interruptions due to inclement or hazardous weather conditions, power interruption, critical equipment failure, fires, unusual or unexpected geological or mining conditions and flooding. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage, suspension of operations, monetary loss and possible legal liability. For example, certain of the Company's products contain free silica, which has, on the basis of limited evidence, been determined to pose a potential risk as a cancer causing agent.

      The Company maintains insurance of various types to cover its operations. It has an aggregate of $5 million of general liability insurance. In addition, the Company maintains business interruption and property coverage which protects against losses related to the Company's equipment, inventory and earnings. The Company's insurance does not cover every potential risk associated with its mineral processing operations. In particular, coverage is not obtainable by the Company or other companies within the industry for certain types of environmental hazards, such as pollution or other hazards as a result of the disposal of waste products occurring from the production of industrial minerals. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on the Company's financial condition and results of operations.
Furthermore, no assurance can be given that the Company will be able to maintain adequate insurance in the future at reasonable rates.


                                   EMPLOYEES

      The Company presently employs 11 full-time employees, of whom two are employed in the Company's headquarters in Jones Mill, Arkansas, one is employed in Coral Springs, Florida, and eight are employed at the Company's Malvern surface modification facility. Activities at the Viva Luz Mine are conducted under contract with a third party. None of the Company's employees are covered by a collective bargaining agreement.

      The Company has employment agreements, which are renewable on an annual basis, with its Chief Operating Officer, Chief Financial Officer, and the Manager and Assistant Manager of its Malvern surface modification facility.


ITEM 2.     DESCRIPTION OF PROPERTY

      In August 1998, the Company relocated its executive offices to 1,000 square feet of space leased in Jones Mills, Arkansas at an annual rental of $11,500 under a lease expiring on August 31, 1999.

      UMC (Arkansas) owns a 9,050 square foot industrial building in Malvern, Arkansas which contains the Company's surface modification facility. The building includes 1,850 square feet of laboratory and office space and is situated on 3.75 acre site. The Company has a collateral mortgage on the property that had a principal balance of approximately $50,000 at December 31, 1998.

      UMC (Arizona) leases the Viva Luz Mine, which is located on an 80 acre site located in Mojave County, Arizona, pursuant to a lease that expires in March 2004. The lease, which calls for the payment of a production royalty of 5% of the gross consideration obtained for the mineral mined less transportation costs, subject to a minimum royalty payment of $5,000 per year, provides for a further term in perpetuity as long as the property is in operation and is generating minimum royalties.


ITEM 3.     LEGAL PROCEEDINGS

      In September, 1995, the UMC(AR) subsidiary of the Company was named as a defendant in an action brought in Chancery Court for Davidson County, Tennessee by Franklin Industrial Minerals ("Franklin") of Nashville, TN. In addition, in April and May 1996, Aristech Chemical Corporation ("Aristech") , the Company's customer, and the ultimate customers Chemtron Systems, Inc.("Chemtron") and several companies forming the Insituform group of companies ("Insituform"), respectively, filed intervenor suits against the Company and Franklin. In June 1998, Insituform assigned its claims against Aristech and Chemtron to the Company and Franklin in exchange for a mutual release between the parties. The Company and Franklin now own those claims which seek approximately $180,000 plus interest. The Company's management is of the belief that the claims by Aristech and Chemtron are groundless and that the intervenor suits will find Aristech to be responsible and the Company will prevail in its counter suit. Management is of the opinion that the cost of resolution of the claims will not have any material adverse effect on the financial condition of the Company and currently believes that the total exposure is less than $25,000.

      Currently, the Company is not a party to any other material legal proceeding against the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of 1998, no items were submitted to the shareholders of the Company for vote.


                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock has been listed on the Vancouver Stock Exchange ("VSE"), Vancouver, B.C., Canada since April, 1995 under the trading symbol AIG.U and has been quoted since March 22, 1999 on the United States Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "AIGU."

      The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the VSE, as adjusted to reflect the reverse one-for-three stock split effected on August 21, 1998:

 1997                         HIGH             LOW
 ----
First Quarter...........     $ 1.74          $  .69
Second Quarter..........        .90             .30
Third Quarter...........        .84             .69
Fourth Quarter..........       1.05             .45

 1998
 ----
First Quarter...........     $ 2.75          $  .90
Second Quarter..........       3.25            1.95
Third Quarter ..........       4.00            3.00
Fourth Quarter..........       3.50            2.50


      As of March 15, 1999, there were 354 holders of record of the Company's Common Stock. This total does not account for holders of shares through intermediaries and brokerage firms. The Company has never declared or paid dividends on its Common Stock and does not plan to do so in the foreseeable future.

DESCRIPTION OF THE CAPITAL STOCK OF THE REGISTRANT

COMMON STOCK

      The Company's authorized capital consists of 12,000,000 shares of Common Stock, par value $0.01 per share. The Company has reserved 250,000 shares of Common Stock for issuance upon the exercise of options granted or to be granted pursuant to the Company's 1997 Stock Option Plan (which includes 157,669 shares of Common Stock issuable upon the exercise of outstanding stock options), 500,000 shares of Common Stock issuable upon conversion of outstanding Convertible Promissory Notes, 25,000 shares issuable upon the exercise of an option granted to a consultant and 150,000 shares of Common Stock issuable upon conversion of the outstanding shares of Series A Convertible Preferred Stock.

      Holders of Common Stock are entitled to one vote for each whole share on all matters to be voted upon by shareholders, including the election of directors. Holders of Common Stock do not have cumulative voting rights in the election of directors. All shares of Common Stock are equal to each other with respect to liquidation and dividend rights. Holders of Common Stock are entitled to receive dividends if and when declared by the Company's Board of Directors out of funds legally available therefor under Delaware law. In the event of the liquidation of the Company, all assets available for distribution to the holders of the Common Stock are distributable among them according to their respective holdings. Holders of Common Stock have no preemptive rights to purchase any additional, unissued shares of Common Stock. All of the outstanding shares of Common Stock of the Company are, and those to be issued pursuant to this offering will be, fully paid and nonassessable.


PREFERRED STOCK

      The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $0.01 per share. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions. The ability of the Board of

Directors to issue preferred stock could also be used as a means for resisting a change of control of the Company, and therefore can be considered an "anti-takeover" device. The future issuance of additional shares of preferred stock could adversely affect the rights of the holders of the Common Stock and therefore, reduce the value of the Common Stock.

      SERIES A CONVERTIBLE PREFERRED STOCK

      On December 30, 1998, the Company consummated the sale of a total of 150,000 shares of Series A Convertible Preferred Stock, par value $1.00 per share (the "Series A Convertible Preferred Stock"), at a price of $2.50 per share in a private offering effected pursuant to Rule 506 of Regulation D under the Securities Act of 1933. The following summarizes the terms of the Series A Convertible Preferred Stock:

            CONVERSION. Each share of Series A Convertible Preferred Stock is convertible into one share of Common Stock, subject to a possible anti-dilutive adjustment. The Series A Preferred Stock is subject to the mandatory conversion provision discussed below.

            REDEMPTION. In the event the Company consummates the sale of at least $2,100,000 of Common Stock in connection with this offering on or before June 30, 1999, the Company will, within 30 days after the consummation of such sale, offer to redeem the Series A Preferred Stock on the following terms. The redemption price for each 100 shares of Series A Convertible Preferred Stock will consist of (i) the payment of $250.00 (or $2.50 per share) and (ii) the issuance of a number of shares of Common Stock equal to the greater of (a) 50 shares of Common Stock or (b) the number of shares of Common Stock having a market value, based on the average closing sale prices of the shares of Common Stock on the Vancouver Stock Exchange for the prior 10 consecutive trading days, equal to $125.00. The prior approval of the VSE will be required in the event the total number of shares of Common Stock issuable in connection with such redemption were to exceed 100,000. The holders of the Series A Convertible Preferred Stock will have the right to reject any such redemption offer.

            MANDATORY CONVERSION. If the Company makes the above-referenced redemption offer and such offer is rejected by a holder of the Series A Convertible Preferred Stock, the Company will thereafter have the right to require such holder to convert such holder's shares of Series A Convertible

Preferred Stock into Common Stock at the conversion price in the event the closing sale prices of the Common Stock on the VSE for a period of any 10 consecutive trading days are equal to or in excess of $6.00 per share.

            VOTING RIGHTS. The holders of the Series A Convertible Preferred Stock will be entitled to vote on an as-converted basis with the holders of the Common Stock on all matters to be voted upon the stockholders of the Company, and will also be entitled to vote separately as a class if necessary and to the extent provided by law.

            DIVIDENDS. The holders of the Series A Convertible Preferred Stock will be entitled to receive cash dividends only when and if declared by the Company's Board of Directors. Unless declared by the Board of Directors, no dividends will accrue or accumulate with respect to the Series A Convertible Preferred Stock.

            LIQUIDATION PREFERENCE. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Convertible Preferred Stock will be entitled to receive, in preference to the holders of Common Stock, and amount equal to $2.50 per share, plus declared but unpaid dividends, if any. A merger or sale of all or substantially all of the assets of the Company will be deemed to be a liquidation or winding up of the Company for purposes of such liquidation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      This discussion should be read in conjunction with the information contained in the Financial Statements and Notes thereto of the Company that are presented elsewhere in this Report. Incorporated in March 1994, the Company's predecessor had minimal operations until it merged with Advanced Industrial Minerals, Inc. and HeatShield Technologies, Inc. (and its subsidiaries) effective March 31, 1995.

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the amount and percentage of net sales of certain items included in the Company's Statement of Operations:


Period Ended Dec. 31,              1998      % OF SALES            1997      % OF SALES
                                   ----      ----------            ----      ----------
Net Sales                      $ 2,085,398      100.0          $ 2,316,472      100.0
Cost of Sales                    1,546,904       74.2            1,795,780       77.5
Gross Profit                       538,494       25.8              520,692       22.5
General and Admin. Expense         503,816       24.2              575.973       24.9
Selling and Mktg. Expense          109,016        5.2              157,781        6.8
Interest Expense                   204,009        9.8              189,872        8.2
Depreciation and Amort.             73,259        3.5               79,829        3.4
Total Operating Expenses           890,100       42.7            1,003,455       43.3

Net Loss                          (351,606)     (16.9)            (482,763)     (20.8)
Imputed Non-cash PfdStkDiv         (67,500)                              0
Loss Avail. to Com. Shares        (419,106)                       (482,763)
Loss Per Share                       $0.32                           $0.37

Weighted Avg. Shares Out.        1,325,016                       1,319,414


YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

      Sales for 1998 decreased $231,074, or 10%, to $2,085,398 compared to $2,316,472 for 1997. The gross margin in 1998 increased $17,802, or 3.4%, to $538,494 compared to $520,692 for 1997. The sales decreases reflected a slight decline in sales from the Company's largest customer along with continued pricing pressures in the industry. The gross margin improvement is due mainly to cost reductions obtained from major material suppliers.

      The Company's core business products are sold to customers for use as fillers in resin matrices. The majority of sales were of surface modified minerals sold to the plastics compounding industry; approximately 3.6% of 1998 sales were made as a toll processor of customers' materials. A small portion of sales were production size samples for customers' evaluation.

      Selling and administration expenses decreased in 1998 to $612,832, or 29.4% of sales, compared to $733,754, or 31.7% of sales, for 1997. The decrease of $120,922 is due to continuing cost reduction and containment efforts primarily in personnel and head office related expenses.

      Interest charges for 1998 increased to $204,009, or 9.8% of sales, from $189,872, or 8.2% of sales, for the comparable period in 1997. This increase was due to additional financing required for working capital. Depreciation and amortization declined slightly to $73,259 in 1998 from $79,829 for the prior year. The decrease is due to less capital spending and certain assets becoming fully depreciated in 1998.

      The Net Loss in 1998 was $351,606, or 16.9% of sales, which represents a loss of $0.32 per share, compared with a net loss of $482,763, or 20.8% of sales, which represented a loss of $ 0.37 per share, based on the weighted average number of shares outstanding during the respective periods. (The $0.32 per share loss takes into consideration an "Imputed Non-Cash Preferred Stock Dividend" of $67,500.) The net loss for 1998 includes approximately $55,000 in non-recurring expenses relating to a proposed acquisition that was not consummated during 1998. Approximately $36,000 of this amount was for legal expenses with the balance, $19,000, for travel and various organizational expenses.


RESOURCE PROPERTY

      During 1998, several independent test results performed under American Society for Testing and Materials ("ASTM") concluded that calcined Klannerite(R) is an excellent pozzolanic material for use in cement to increase compressive strength and stop alkalai reactivity which causes unwanted expansion. Discussions are ongoing with several large cement companies concerning the feasibility that Klannerite(R) can be manufactured into products with commercial viability.

      The Company has generated a Marketing and Feasibility Report dated January 1999, on the basis of which the current Board of Directors and management believe that sufficient evidence exists in order to enable the Company to negotiate the sale of the Company's interest in the Viva Luz Mine. In addition, the Company has received favorable indications from several possible purchasers, end-users and/or strategic partners including but not limited to a number of west coast cement producers and the State of Arizona, Department of Transportation.


INCOME TAXES AND NET OPERATING LOSS CARRYFORWARDS

      The Company made no provision for income taxes for the year ended December 31, 1998, having generated an operating loss for the year and recognizing tax benefits from the utilization of net operating loss carryforwards (NOLs) for book purposes. For a more complete discussion on income taxes and NOLs, refer to Note 9 in the Financial Statements.

      As of December 31, 1998, the Company's NOLs aggregated approximately $3,151,000, expiring through the year 2012. These NOLs arose primarily from the operations of the Company in the prior two years and those of acquired companies merged as of March 31, 1995. Similarly no provision was made for income taxes in the corresponding period 1996. Except as more fully discussed below and subject to the limitations of the Internal Revenue Code of 1986 as amended ("Code"), these NOLs should be available to offset future income of the Company, subject to the limitations described below. Use of NOLs to reduce future taxable income may subject the Company to an alternative minimum tax.

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


LIQUIDITY AND SOURCES OF CAPITAL

      As of December 31, 1998, the Company had a working capital deficit of $343,572. This compares with a working capital deficit of $447,297 as of December 31 of the previous year. The working capital deficit was funded by cash flow from the operations of the United Minerals Corporation (UMC) subsidiary and short term loan and equity financing. Management believes that additional working capital financing will be required to meet the Company's needs for the coming year. Management anticipates that if sales do not increase the Company will need additional funding sometime this year.

      To increase available cash for purchases and payroll during the early stages of development, the Company entered into, and has continued, its factoring arrangement which provides for cash advances against invoices to customers, during the period for which such invoices are outstanding. Customer payments are then applied directly to advances. This factoring, while not increasing working capital, has provided for liquidity of receivables. The Company intends to reduce its reliance on factoring as a source of working capital during 1999. The company did renew its new factoring agreement during 1998 while keeping its factoring costs constant during the year.

      The Company has outstanding $1,050,000 principal amount of Series A Convertible Promissory Notes (the "Convertible Promissory Notes"). The
Convertible Promissory Notes, which are held by three holders and are unsecured, bear interest at a rate of 10% per year, mature on June 30, 1999 and are convertible at a price of $2.10 per share. Pursuant to the Convertible Promissory Notes, as amended on November 13, 1998, the Noteholders will be required to convert their Convertible Promissory Notes if (i) the Company completes the sale of $2,100,000 in an equity offering, (ii) the Company's Common Stock on the Vancouver Stock Exchange (the "VSE") averages in excess of $4.50 per share for a 90-day period, and (iii) the Company's Common Stock on the VSE maintains an average trading volume of 6,000 shares for the same 90-day period.

      On December 30, 1998, the Company consummated the private sale of a total of 150,000 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") at a price of $2.50 per share. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock, subject to possible anti-dilutive adjustment. As described below, the Company plans to conduct a private offering of Common Stock during the second quarter of 1999. In the event the Company consummates the sale of at least $2.1 million of Common Stock in connection with that offering on or before June 30, 1999, the Company will, within 30 days after the consummation of such sale, offer to redeem the Series A Preferred Stock on the following terms. The redemption price for each 100 shares of Series A Preferred Stock will consist of (i) the payment of $250.00 (or $2.50 per share) and (ii) the issuance of a number of shares of Common Stock equal to the greater of (a) 50 shares of Common Stock or (b) the number of shares of Common Stock having a market value, based on the average closing sale prices of the shares of the Common Stock on the VSE for the prior ten consecutive trading days, equal to $125.00. The prior approval of the VSE will be required in the event the total number of shares of Common Stock issuable in connection with such redemption exceeds 100,000 shares. The holders of the Series A Preferred Stock will have the right to reject any such redemption offer.

      If the Company makes the above-referenced redemption offer and such offer is rejected by a holder of the Series A Preferred Stock, the Company will thereafter have the right to require such holder to convert such holder's shares of Series A Preferred Stock into Common Stock at the conversion price in the event the closing sale prices of the Common Stock on the VSE for a period of any ten consecutive trading days are equal to or in excess of $6.00 per share. The holders of the Series A Preferred Stock will be entitled to vote on an as-converted basis with the holders of the Common Stock and will be entitled to receive cash dividends only when and if declared by the Company's Board of Directors. Of the $375,000 total proceeds of the private offering of Series A Preferred Stock, the Company used approximately $80,000 to repay certain short-term indebtedness on December 31, 1998. Of the remaining proceeds, approximately $204,000 was used on January 21, 1999 to acquire the minority equity interest in another company described below and the balance of approximately $91,000 was used in January 1999 to reduce current accounts payable to vendors and for other working capital purposes.

PROPOSED ENTRY INTO INFORMATION TECHNOLOGIES BUSINESS

      The Company intends to acquire established high technology oriented businesses involved in activities relating to Internet and business solution software services. On January 21, 1999, the Company acquired a minority equity interest in Netsurfer, Inc., a private company headquartered in Atlanta, Georgia that currently markets products utilizing Internet access software for sale to ISPs. The Company's payment of $204,000 to purchase such minority equity interest was derived from the proceeds of the above-described private offering of Series A Preferred Stock effected on December 31, 1998. Furthermore, the Company is currently engaged in discussions to acquire a company that has developed and currently markets a variety of Internet, intranet and e-commerce products as well as two additional companies which provide software solutions that focus on applications for small to medium-sized businesses. The Company intends to finance such three proposed acquisitions through the issuance of additional shares of Common Stock and the payment of cash raised from a proposed private offering of between 600,000 and 1,500,000 shares of Common Stock that the Company plans to conduct during the second quarter of 1999.

      The Company cannot make any representations at this time as to whether or on what terms it will be able to pursue its entry into the Information Technologies business through the above-described proposed acquisitions. The Company's entry into that business will be subject to its ability to enter into and consummate agreements with such companies, to raise the necessary equity financing associated with such acquisitions and to obtain the approvals of its shareholders and the VSE of its proposed entry into such new business.


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

      Efforts to date on the program have been mainly in review of the Company's accounting and financial reporting systems. The primary computer software applications in this area are vendor supplied and the Company will be contacting these vendors over the next three months to obtain how these vendors will be Year 2000 on such applications. For example, when appropriate software updates will be sent to address any Year 2000 issues. Other efforts on the Year 2000 issue have included the establishment of a committee by the Board of Directors to carry out the Year 2000 program.

      There has been correspondence with some key suppliers and customers regarding each other's plans to handle key Year 2000 issues and this is continuing.

      At this point, the Company has established a formal plan with detailed action items and targeted completion times which are presently being addressed. During this time communication with software vendors and business partners will be on-going along with further effort in the implementation phase of the program. The implementation costs of this program have been assessed and the Company estimates that the exposure to the Company will be less than $10,000.

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


ITEM 7.     FINANCIAL STATEMENTS

      The Financial Statements of the Company and the report of Moore Stephens Frost thereon are set forth elsewhere in this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable. (Information relating to the resignation of the Company's former independent accounting firm in June 1998 and engagement of the Company's new independent accounting firm in September 1998 was set forth in Forms 8-K filed by the Company on July 23, 1998 and September 25, 1998.)

                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT


DIRECTORS AND OFFICERS

      The following table sets forth information regarding the directors and executive officers of the Company.

 Name                           Age                 Position
 ----                           ---                 --------

Paul R. Arena                   40        Chairman of the Board, President and
                                          Chief Executive Officer

Theodore L. Lamb                51        Director and Chief Operating Officer

Leigh S. Zoloto                 44        Chief Financial Officer, Secretary and Treasurer

James L. Austin                 51        Director

Dr. Audrey L. Braswell          68        Director

Ernest W. Purcell               46        Director


      PAUL R. ARENA has been Chairman of the Board, Chief Executive Officer and President of AIM Group since March 27, 1997. He previously served as Vice President-Business development of the Company from September 1995 to August 1996 and from May 1991 to August 1995 held the positions he has presently, with the exception of President from May 1995 to August 1996. He has been a director of the Company since 1994. Prior thereto he held the positions he has presently with one of the Company's subsidiaries since May of 1991. From June of 1990 to August of 1991, Mr. Arena served as Vice President of Finance and a Director of Saftron, Inc. of Miami, Florida. From February of 1988 to January of 1990, he was a Senior Vice President and partner of Gulfstream Financial Associates, Inc. a subsidiary of the Kemper Group.

      THEODORE L. LAMB has been the Chief Operating Officer and a director of the Company since February, 1999. Prior thereto, he had been a Senior Vice President of the Interealty Corporation (a combined subsidiary of: NewsHolding Corporation, Cox Corporation, Tribune Company, Knight-Ridder Corporation, Advance Publications) from May, 1992 until August, 1998 where he managed divisional operations as well as creating new Internet initiatives on a national and North American scale. He began working within the new venture initiatives of the IBM Corporation in January, 1982 where he managed various marketing and sales organizations dealing with the Smart Buildings/Shared Tenant Services industry where network design and management and telecommunications services were provided. Previously, he worked within the banking industry from August, 1971 to October, 1981.

      LEIGH S. ZOLOTO has been Chief Financial Officer, Secretary and Treasurer of the Company since June 1996. Prior thereto, he was the Controller and Director of Information Systems for a subsidiary of Westinghouse Electric Corporation from November 1988 to May 1996. From August 1986 to July of 1988 he was a Financial Systems Consultant for Cullinet Software, Inc. Previously, he was the Regional Controller from September 1981 to March of 1986 for National Medical Care, Inc., which was a subsidiary of W.R. Grace & Co.

      JAMES L. AUSTIN has been the President of Empire State Newsprint since February 1997. For the past 27 years, Mr. Austin has been engaged in various positions within the paper industry. From October of 1989 to September 1994, Mr. Austin served as the President of MoDoCell Inc. which operates paper processing mills throughout North America and is a subsidiary of MoDo Inc. of Sweden, one of the world's largest paper processors. He has been a director of the Company since March 27, 1997.

      DR. AUDREY L. BRASWELL has been the President and owner of Vista Pacifica Enterprises, Inc., an operator of several health care facilities in California, since 1974. For the past 35 years, Dr. Braswell has been engaged in various levels of health, education, and social assistance activities. Dr. Braswell is also a real estate developer of residential, commercial and industrial properties. He has been a director of the Company since March 27, 1997.

      ERNEST W. PURCELL has been a Vice President for the investment banking firm of Houlihan, Lokey, Howard & Zukin since February 1997. Previously, he was a Vice President and Senior Associate with Valuemetrics, Inc. from October 1989 to January 1997. From May 1987 to August of 1989, Mr. Purcell was a Vice President/Partner of Southern Freightways, Inc. He has been a director of the Company since March 27, 1997.


ADVISORY BOARD

      The Company has had an Advisory Board, which furnishes advice to the Company in connection with its proposed program of acquiring and operating information technology companies, since February, 1999. The following table sets forth information regarding the current member of the Advisory Board. The Company intends to appoint additional members to the Advisory Board later in the year.


      Name                    Age                       Principal Occupation
      ----                    ---                       --------------------
Dr. Donald Ratajczak          55           Director, Economic Forecasting Center, College of
                                           Business Administration, Georgia State University


      DR. DONALD RATAJCZAK has occupied the position of Director of the Economic Forecasting Center, College of Business Administration, Georgia State University since 1973. Prior thereto he was Director of Research, Director of Forecasting Models and Associate Director University of California at Los Angeles ("UCLA") Forecasting Project during 1973, 1969-1970 and 1969-1973, respectively. Dr. Ratajczak was also Assistant Professor, at UCLA, Graduate School of Management, from 1969 to 1973. From 1966 to 1968, he was an Instructor at Massachusetts Institute of Technology and from 1966 to 1967, he was an Economist, Office of Postmaster General of the United States in Washington, D.C. Dr. Ratajczak graduated in 1972 with a Ph.D degree in Economics from Massachusetts Institute of Technology.

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

      The following table sets forth information concerning the compensation paid or awarded to current executive officers of the Company during each of the years ended December 31, 1996, 1997 and 1998.

                                           Annual Compensation                       Long Term Compensation
                                    ----------------------------------  ------------------------------------------------
                                                                                  Awards                 Payouts
                                                                         ------------------------  ---------------------
                                                                                      Securities
                                                               Other      Restricted  Underlying                 All
                                                               Annual       Stock      Options/      LTIP       Other
 Name and                             Salary        Bonus   Compensation   Award(s)       SARs      Payouts  Compensation
 Principal Position          Year       ($)          ($)         ($)          (S)         (#)         ($)        ($)
                             (b)        (c)          (d)         (e)          (f)         (g)         (h)        (i)
 ------------------------------------------------------------------------------------------------------------------------
Paul R. Arena                1998     $118,000     $8,000        $0           None        N/A        None        None
Chairman, CEO &              1997      $97,200         $0        $0           None        N/A        None        None
President(1)                 1996      $96,000         $0        $0           None        N/A        None        None

Leigh S. Zoloto              1998      $86,380     $6,250        $0           None        N/A        None        None
Chief Financial              1997      $75,250         $0        $0           None        N/A        None        None
Officer                      1996      $68,000         $0        $0           None        N/A        None        None

      (1) Mr. Arena was appointed Chairman, CEO and President on March 27, 1997. He previously served as Vice President-Business Development from September 1995 to August 1996. From May 1991 to August 1995 he held the positions he has presently, with the exception of President from May 1995 to August 1995.
      (2) Mr. Lamb was appointed Chief Operating Officer on February 15, 1999 and was not paid any compensation during 1998.

      The following Options Grants Table sets forth, for each of the above named executive officers, information regarding individual grants of options granted in 1998 and their potential realizable value. Information regarding individual option grants includes the number of options granted, the percentage of total grants to employees represented by each grant, the per-share exercise price and the expiration date.

                              Option Grants Table
                              -------------------
                              (Individual Grants)

                    Number of Shares   % of Total Options Granted   Exercise
                   Underlying Options    To Directors, Officers,      Price       Expiration
 Name                 Granted(#)(1)    Employees in Fiscal Year(2)  ($/SH)(3)        Date
 ----              ------------------  ---------------------------  ---------     ----------
Paul R. Arena            30,000                   31.25%               3.00         12/27/08
Leigh S. Zoloto          15,000                   15.62%               3.00         12/27/08

      (1) The options are incentive stock options granted on December 28, 1998 under the Company's 1997 Stock Option Plan that become exercisable cumulatively as to 25%, 50%, 75% and 100% after the first, second, third and fourth anniversaries, respectively, after the date of grant.

      (2) Based on options for a total of 96,000 shares granted to all directors, officers and employees.

      (3) The exercise price is equal to or exceeds the fair market value on the date of grant of the option.


EXERCISE OF WARRANTS AND OPTIONS

      During September, 1998, Leigh Zoloto exercised an option to purchase 3,333 shares of Common Stock at an exercise price of $0.90 per share. Under the terms of the options, a portion of the exercised shares were used to pay for the options exercised. Under these terms, 857 shares at a market value of $3.50 per share were used to purchase the shares resulting in 2,476 shares being issued.


EMPLOYMENT AGREEMENTS

      The Company has employment agreements, which are renewable on an annual basis, with its Chief Operating Officer, Chief Financial Officer, and the Manager and Assistant Manager of its Malvern surface modification facility.


DIRECTORS

      Directors are not compensated for their services as directors; however, they are reimbursed for all reasonable expenses incurred in connection therewith.

KEY MAN INSURANCE

      During January 1999, a 10 year level term life insurance policy was issued by The Travelers Companies in the amount of $1,000,000 on the life of the Company's Chief Executive Officer. This policy is paid yearly at the option of the Company and inures 75% to the benefit of the Company and 25% to the insured's estate.


1997 STOCK OPTION PLAN

      In September 1997, the Company's shareholders approved the adoption of the Company's 1997 Stock Option Plan (the "Plan"), which is administered by the Company's Board of Directors, and authorized a total of 250,000 shares of Common Stock for issuance thereunder. The purpose of the Plan is to enable the Company to attract and retain competent personnel by offering them the opportunity to acquire an equity interest in the Company. Options granted under the Plan may either be incentive stock options ("ISO") that satisfy the requirements of Section 422 of the Internal Revenue Code or non-statutory options ("NSOs") which are not intended to satisfy such requirements.

      The total shares issued to officers and directors of the Company as a result of options granted under the Plan, together with all shares issued to officers and directors under other compensation arrangements, may not exceed 10% of the Company's issued and outstanding shares during any one-year period. The number of shares issued to any one officer of director as a result of the exercise of options under the Plan, together with all other shares issued to such person under other compensation arrangements, may not exceed 5% of the Company's issued and outstanding shares during any one-year period.

      The exercise price per share under any option granted under the Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant, or in the case of ISOs, less than 110% of such fair market value if the option is granted to a person who holds 10% or more of the voting power of Common Stock. Fair market value will be as determined as provided by the Plan; provided, that if the Common Stock is listed on the Vancouver Stock Exchange, its fair market value shall be not less than the average closing market price of the Common Stock on the Vancouver Stock Exchange for the 10 trading days immediately preceding the day on which the Vancouver Stock Exchange receives notice regarding the granting of such options, with market price being defined for this purpose as the average closing price of the Company's shares as traded on the Vancouver Stock Exchange during this 10-day period, or such other price as may be agreed to by the Company and accepted by the Vancouver Stock Exchange. The aggregate fair market value of the Common Stock subject to an ISO, as determined upon a grant, which is exercisable by an optionee for the first time during any calendar year, cannot exceed $100,000. The number and kind of shares subject to an option, and the option exercises price, may be adjusted in certain circumstances to prevent dilution. The method of payment of an option exercise price will be as determined by the Board of Directors and set forth in the individual stock option agreement.

      If an optionee ceases to be an employee or director for cause, his or her options lapse. If for any reason other than death or termination for cause an optionee ceases to be an employee or director of the Company, any unexercised portion of the option as of the date of termination of employment or director service may be exercised for 30 days thereafter. Upon the death of an optionee while employed by the Company or serving on its Board, his or her legal representative or a legatee may, within twelve months after the death, exercise any unexercised portion of the option as of the time of the optionee's death. Options are not transferable or assignable otherwise than by will or the laws of descent and distribution, and during his or her lifetime may only be exercised by the optionee.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 15, 1999, concerning the beneficial ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock, by each of the directors, and by all directors and executive officers of the Company as a group:


                                          Number of                    Percent of
                                          Shares of                   Common Stock
                                       Common Stock(1)               Outstanding(1)
                                       ---------------               --------------
Dr. Audrey L. Braswell(2)..........       325,405                        21.59%
Paul R. Arena(3)...................       257,074                        17.89%
Northern Federal
Minerals, LLC(4)...................       142,867                         9.50%
Bernard R. Kossar(5)...............       142,867                         9.50%
Dr. James E. Ehrlich...............        91,886                         6.76%
Loeb Investors Co. 118(6)..........        81,848                         6.02%
Theodore L. Lamb(7)................        33,333                         2.46%
Ernest W. Purcell(8)...............         7,500                           *
James L. Austin(9).................         6,112                           *
Leigh S. Zoloto(10)................         2,476                           *
All officers and
directors as a group
(6 persons)(11)....................     1,091,368                        57.76%
 --------------------
*  Less than 1.0%

      (1) A person is deemed to be the beneficial owner of Common Stock that can be acquired by such person within 60 days upon the exercise of options and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options and convertible securities held by such person (but not those held by any other person) and which are exercisable within 60 days have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.




      (2) Includes 142,867 shares into which $300,000 principal amount of Convertible Promissory Notes owned by him are convertible, 14,000 shares into which shares of Series A Convertible Preferred Stock owned by him are convertible and 4,167 shares subject to options. Does not include 12,500 shares subject to options not exercisable within 60 days.

      (3) Includes 71,429 shares into which $150,000 principal amount of Convertible Promissory Notes owned by him are convertible, 142,867 shares into which $300,000 principal amount of Convertible Promissory Notes owned by Northern Federal Minerals LLC (33.33% of the outstanding capital stock of which are owned by Mr. Arena) are convertible and 5,833 shares subject to options. Does not include 47,501 shares subject to options not exercisable within 60 days.

      (4) Northern Federal Minerals LLC is a limited liability corporation of which 33.33% is owned by Paul R. Arena. The 214,296 shares underlying the Convertible Promissory Note owned by Northern Federal Minerals LLC is reported above as 142,867 shares beneficially owned by Northern Federal Minerals LLC and 71,429 shares beneficially owned by Mr. Arena. The address of Federal Minerals LLC is 959 Maiden Lane, Ann Arbor, MI 48105.

      (5) Consists of shares into which $300,000 principal amount of Convertible Promissory Notes owned by him are convertible.

      (6) Loeb Investors Co. 118 is a partnership owned by Loeb Partners Corporation, an investment firm located at 61 Broadway, New York, New York 10006.

      (7) Does not include 33,333 shares subject to options not exercisable within 60 days.

      (8) Includes 4,167 shares subject to options. Does not include 12,500 shares subject to options not exercisable within 60 days.

      (9) Includes 4,167 shares subject to options. Does not include 12,500 shares subject to options not exercisable within 60 days.




      (10) Does not include 25,000 shares subject to options not exercisable within 60 days.

      (11) Includes a total 214,296 shares into which $450,000 principal amount of Convertible Promissory Notes are convertible and 18,334 shares subject to options. Does not include 139,335 shares subject to options not exercisable within 60 days.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      On April 11, 1997 and May 20, 1997 the Company executed an Amendment (the "First Amendment") to its Note Agreements relating to the $1,050,000 principal amount of the Company's outstanding Series A Convertible Promissory Notes (the "Convertible Promissory Notes") issued to Northern Federal Minerals, LLC, a Michigan limited liability company of which Paul R. Arena (an officer and director of the Company) is a principal and 33.3% equity interest holder, Bernard R. Kossar (a former director of the Company) and Dr. Audrey L. Braswell (a director of the Company). The First Amendment included provisions which: a) extended the maturity date of the Convertible Promissory Notes to March 31, 1998; b) increased the annual interest rate to 10% effective January 1, 1997; c) changed the conversion price to $2.10 per share; and d) agreed that the Company will not, without the prior approval of the holders of at least 80% of the principal amount of Convertible Promissory Notes outstanding, incur any indebtedness which ranks senior in priority to payment to the Noteholders.

      On March 24, 1998 the Company executed an Amendment (the "Second Amendment") with the above three parties who are holders of the Convertible Promissory Notes. The Second Amendment includes provisions which: a) extend the maturity date of the Convertible Promissory Notes to December 31, 1998; b) maintain the annual interest rate at 10%; and c) maintain the conversion price at $2.10 per share. In addition, the Noteholders have agreed to be bound by certain provisions restricting the sale of any shares issued upon conversion. The Convertible Promissory Notes remain unsecured.

      On November 30, 1998, the Company announced that an additional Amendment (the "Third Amendment") was executed with the above three parties. The Third Amendment extends the maturity of the Convertible Promissory Notes to June 30, 1999 and includes provisions requiring the conversion of the Notes if (i) the Company completes a minimum of $2,000,000 of equity financing; (ii) the Company's Common Stock on the VSE averages in excess of $4.50 per share for a 90-day period; and (iii) the Company's Common Stock on the VSE maintains an average daily trading volume of 6,000 shares for the same 90-day period.

      During April 1998, the Company entered into an agreement for a Promissory Note in the amount of $150,000 with Dr. Braswell, a director of the Company. The loan was approved by the Board on March 31, 1998 and consists of an unsecured note with annual interest, payable monthly, of 8.5%. The principal balance is due in May 1999. Interest expense on this note was $7,842 for the year ended December 31, 1998.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

(a.).       EXHIBITS.   The   following   exhibits   are  filed   herewith  or
incorporated by reference:

 Exhibit No.           Document
 -----------           --------

      3(a)             Certificate  of  Incorporation   of  AIM  Group,   Inc.
                         (Incorporated  herein by reference to Exhibit 3(a) to
                         the Registrant's Registration Statement on Form S-4 (
                         File No. 33-82468 )

      3(b)             Certificate    of   Amendment   to    Certificate    of
                         Incorporation of AIM Group, Inc. (Incorporated herein
                         by  reference  to  Exhibit  3(b) to the  Registrant's
                         Registration   Statement   on  Form  S-4   (File  No.
                         33-82468).)

      3(c)             Certificate    of   Amendment   to    Certificate    of
                         Incorporation of AIM Group, Inc. (Incorporated herein
                         by  reference  to  Exhibit  3(c) to the  Registrant's
                         Annual  Report  on Form  10-KSB  for the  year  ended
                         December 31, 1997.)

      3(d)             Certificate    of   Amendment   to    Certificate    of
                         Incorporation  of the  Registrant.  (Incorporated  by
                         reference to Exhibit 3 to the Registrant's  Quarterly
                         Report on Form 10-QSB for the quarter ended September
                         30, 1998.)

      3(e)             By-Laws  of AIM  Group,  Inc.  (Incorporated  herein by
                         reference  to  Exhibit   3(c)  to  the   Registrant's
                         Registration   Statement   on  Form  S-4   (File  No.
                         33-82468).)

      4(a)             Form   of   AIM   Group,   Inc.   Warrant   Certificate
                         (Incorporated  herein by reference to Exhibit 4(b) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No.3382468).)

      4(b)             Form of AIM,  Inc.  Option  Certificate.  (Incorporated
                         herein  by   reference   to   Exhibit   4(c)  to  the
                         Registrant's Registration Statement on Form S-4 (File
                         No. 33-82468).)

      4(c)             Certificate of  Designation,  Preferences and Rights of
                         Preferred Stock relating to the Registrant's Series A
                         Convertible   Preferred   Stock.   (Incorporated   by
                         reference  to Exhibit 4 to the  Registrant's  Current
                         Report on Form 8-K filed on January 5, 1999.)

      10(a)            Agreement  and Plan of  Merger  dated as of  August  3,
                         1994, by and among Heatshield,  AIM, AIM Group, Inc.,
                         Merger  Sub-H  and  L.  P.  (Incorporated  herein  by
                         reference  to  Exhibit  2  to  to  the   Registrant's
                         Registration   Statement   on  Form  S-4   (File  No.
                         33-82468).)




      10(b)            Amendment  No. 1 dated as of November 14, 1994,  to the
                         Agreement  and Plan of  Merger  dated as of August 3,
                         1994 by and among Heatshield,  AIM, AIM Group,  Inc.,
                         Heatshield  Acquisition and Heatshield Funding Group.
                         (Incorporated  herein by reference to Exhibit 2(b) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No. 33-82468).)

      10(c)            Amendment  No. 2 dated as of November 30, 1994,  to the
                         Agreement  and Plan of  Merger  dated as of August 3,
                         1994 by and among Heatshield,  AIM, AIM Group,  Inc.,
                         Heatshield  Acquisition and Heatshield Funding Group.
                         (Incorporated  herein by reference to Exhibit 2(c) to
                         the Registrant's  Registration  Statement on Form S-4
                         (File No. 33-82468).)

      10(d)            AIM Group,  Inc. 1994 Stock Option Plan.  (Incorporated
                         herein  by   reference   to   Exhibit   4(a)  to  the
                         Registrant's Registration Statement on Form S-4 (File
                         No. 33-82468).)

      10(e)            Kaolinite  Mining Lease and  Agreement,  dated March 1,
                         1984,  between  Eterna-Tec  Corp.  as lessee  and New
                         Mexico   and   Arizona   Land   Company   as  Lessor.
                         (Incorporated herein by reference to Exhibit 10(a) to
                         the Registrant's  Registration  Statement on Form S-4
                         (FIle No. 33-82468).)

      10(f)            Assignment  Agreement,  dated  October 26, 1989, by and
                         between  Eterna-Tec  Corp.  and AIM pursuant to which
                         Eterna-Tec  assigned to AIM Group, Inc. the Kaolinite
                         Lease.  (Incorporated  herein by reference to Exhibit
                         10(b) to the Registrant's  Registration  Statement on
                         Form S-4 (File No. 33-82468).)

      10(g)            Lease Agreement, dated October 17, 1994, by and between
                         Merrick  Venture  Capital,  Inc. and AIM Group,  Inc.
                         (Incorporated  herein by reference to Exhibit  10(pp)
                         to the  Registrant's  Registration  Statement on Form
                         S-4. (File No. 33-82468).)

      10(h)            Form of Series A Convertible Promissory Note, as issued
                         by AIM Group, Inc. on November 13, 1995, December 20,
                         1995 and  February 2, 1996.  (Incorporated  herein by
                         reference to Exhibit 10(e) of the  Registrant's  Form
                         10-KSB for the year ended December 31, 1996.)

      10(i)            Form of letter agreement  amending Series A Convertible
                         Promissory  Note, as entered into by AIM Group,  Inc.
                         and each of the  holders of the Series A  Convertible
                         Promissory  Notes  on  April  10,1997.  (Incorporated
                         herein  by   reference   to  Exhibit   10(f)  of  the
                         Registrants  Form 10-KSB for the year ended  December
                         31, 1996.)




      10(j)            Form of letter agreement  amending Series A Convertible
                         Promissory  Note, as entered into by AIM Group,  Inc.
                         and each of the  holders of the Series A  Convertible
                         Promissory  Notes  on  April  10,1997.  (Incorporated
                         herein  by   reference   to  Exhibit   10(g)  to  the
                         Registrant's  Annual  Report on Form  10-KSB  for the
                         year ended December 31, 1997.)

      10(k)            1997 Stock Option Plan of the Registrant.

      10(l)            Form of letter agreement  amending Series A Convertible
                         Promissory  Note,  as entered into by the  Registrant
                         with each of the holders of the Series A  Convertible
                         Promissory Notes on March 24, 1998.

      10(m)            Form of letter agreement  amending Series A Convertible
                         Promissory  Note,  as entered into by the  Registrant
                         with each of the holders of the Series A  Convertible
                         Promissory Notes on November 13, 1998.

      10(n)            Promissory  Note for $150,000  owed by United  Minerals
                         Corporation to Audrey L. Braswell.

      10(o)            Employment  Agreement,  effective  February  15,  1999,
                         between AIM Group, Inc. and Theodore L. Lamb.

      10(p)            Stock  Option  Agreement,   dated  November  24,  1998,
                         between the Registrant and R. Jerry Falkner.

      21               Subsidiaries of the Registrant  (Incorporated herein by
                         reference  to  Exhibit  21 of the  Registrant's  Form
                         10-KSB for the year ended December 31, 1996.)

      27               Financial Data Schedule


(b).        REPORTS  ON FORM  8-K.  The  Registrant  did not file any  Current
               Reports on Form 8-K during the quarter ended December 31, 1998. The Registrant filed a Current Report on Form 8-K on January 5, 1999 reporting the issuance of 150,000 shares of Series A Convertible Preferred Stock on December 30, 1998.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AIM GROUP, INC.
                                                  Registrant

Dated: March 26, 1999                         By: /s/PAUL R. ARENA
                                                  ----------------
                                                  Paul R. Arena
                                                  Chairman of the Board,
                                                  Chief Executive Officer
                                                  and President

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:  March 26, 1999                        By: /s/PAUL R. ARENA
                                                  ----------------
                                                  Paul R. Arena
                                                  Chairman of the Board
                                                  Chief Executive Officer
                                                  President and Director
                                                 (Principal Executive Officer)

Dated:  March 26, 1999                        By: /s/LEIGH S. ZOLOTO
                                                  ------------------
                                                  Leigh S. Zoloto
                                                  Chief Financial Officer
                                                  Secretary and Treasurer
                                                 (Principal Financial Officer)

Dated:  March 26, 1999                        By: /s/JAMES L. AUSTIN
                                                  ------------------
                                                  James L. Austin
                                                  Director

Dated:  March 26, 1999                        By: /s/A.L. BRASWELL
                                                  ----------------
                                                  A.L. Braswell
                                                  Director

Dated:  March 26, 1999                        By: /s/E.W. PURCELL
                                                  ---------------
                                                  E.W. Purcell
                                                  Director

Dated:  March 26, 1999                        By: /s/THEODORE L. LAMB
                                                  -------------------
                                                  Theodore L. Lamb
                                                  Director

                                 AIM GROUP, INC.
                                AND SUBSIDIARIES

                           DECEMBER 31, 1998 AND 1997
                                       AND
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
AIM Group, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of AIM Group, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of AIM Group, Inc. and Subsidiaries as of December 31, 1997, and for each of the two years in the period ended December 31, 1997, were audited by other auditors whose report, dated March 13, 1998, included an explanatory paragraph referring to the Company's ability to continue as a going concern.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AIM Group, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  Moore Stephens Frost
                                                  Certified Public Accountants

Little Rock, Arkansas
February 19, 1999

                               AIM GROUP, INC.                               2
                               AND SUBSIDIARIES

                          Consolidated Balance Sheet

                          December 31, 1998 and 1997


                            Assets                        1998                 1997
                            ------                    ------------         ------------
Current assets
  Cash and cash equivalents                           $   324,841          $     9,898
  Accounts receivable                                      67,473               91,391
  Inventories                                             135,198              202,155
  Prepaid expenses                                          7,752                6,967
                                                      ------------         ------------
Total current assets                                      535,264              310,411

Resource property                                       4,005,373            4,000,373

Property, plant & equipment
  Land                                                     10,000               10,000
  Plant                                                   108,000              108,000
  Building improvements                                   264,715              177,328
  Plant and lab equipment                                 314,006              310,233
  Engineering equipment                                    66,412               66,412
  Vehicles                                                 14,318               37,044
  Furniture and fixtures                                  100,379              100,379
                                                          877,830              809,396
  Less accumulated depreciation                           293,740              236,685
Net property, plant and equipment                         584,090              572,711

Other assets                                               29,917               40,511
                                                      ------------         ------------
Total assets                                          $ 5,154,644          $ 4,924,006
                                                      ============         ============

The accompanying notes are an integral part of these financial statements.

                               AIM GROUP, INC.                               3
                               AND SUBSIDIARIES

                          Consolidated Balance Sheet

                          December 31, 1998 and 1997


         Liabilities and Stockholders' Equity             1998                 1997
         ------------------------------------         ------------         ------------
Current liabilities
  Note payable                                        $   150,000          $         -
  Accounts payable                                        621,511              630,692
  Accrued expenses                                         73,048               46,062
  Current portion of long-term debt                        34,277               80,954
                                                      ------------         ------------
Total current liabilities                                 878,836              757,708

Long-term debt less current maturities                    179,207               93,091

Convertible debentures                                  1,050,000            1,050,000

Stockholders' equity
  Preferred stock, $1 par value; 1,000,000
    authorized, 150,000 issued and outstanding            150,000                    -
  Common stock, $.01 par value; 12,000,000
    authorized, 1,330,018 issued in 1998 and
    1,326,685 in 1997                                      13,300               13,267
  Additional paid in capital                            4,544,810            4,249,343
  Retained earnings (deficit)                          (1,651,633)          (1,232,527)
                                                        3,056,477            3,030,083
  Treasury stock, 3,150 common shares, at cost             (9,876)              (6,876)
Total stockholders' equity                              3,046,601            3,023,207
                                                      ------------         ------------
Total liabilities and stockholders' equity            $ 5,154,644          $ 4,924,006
                                                      ============         ============

The accompanying notes are an integral part of these financial statements.

                               AIM GROUP, INC.                               4
                               AND SUBSIDIARIES

                     Colsolidated Statement of Operations

             For the Years Ended December 31, 1998, 1997 and 1996

                                                          1998             1997            1996
                                                       ------------    ------------    ------------
Sales                                                  $ 2,085,398     $ 2,316,472     $ 3,092,278

Cost of sales                                            1,546,904       1,795,780       2,148,191
                                                       ------------    ------------    ------------
Gross profit                                               538,494         520,692         944,087

Operating expense
  General and administrative                               503,816         575,973         791,826
  Selling and marketing                                    109,016         157,781         270,612
  Write-off of investment - abandoned project                    -               -          93,396
  Interest                                                 204,009         189,872         131,429
  Depreciation and amoritzation                             73,259          79,829          72,487
                                                       ------------    ------------    ------------
Total operating expenses                                   890,100       1,003,455       1,359,750
                                                       ------------    ------------    ------------
Loss from operations before income taxes                  (351,606)       (482,763)       (415,663)

Income taxes                                                     -               -               -
                                                       ------------    ------------    ------------
Net loss                                               $  (351,606)    $  (482,763)    $  (415,663)
                                                       ============    ============    ============
Basic and diluted earnings per share
  Net loss available to common shareholders            $  (351,606)    $  (482,763)    $  (415,663)
  Imputed non-cash preferred stock dividend                (67,500          )    -               -
  Loss available to common shares                      $  (419,106)    $  (482,763)    $  (415,663)
                                                       ============    ============    ============
  Weighted average common shares outstanding             1,325,016       1,319,414       1,320,053
                                                       ============    ============    ============
Basic and diluted earnings per common share            $     (0.32)    $     (0.37)    $     (0.31)

The accompanying notes are an integral part of these financial statements.

                               AIM GROUP, INC.                               5
                               AND SUBSIDIARIES

                Consolidated Statement of Stockholders' Equity

             For the Years Ended December 31, 1998, 1997 and 1996

                                    Preferred   Common   Preferred   Common     Additional     Retained    Treasury
                                      Shares    Shares     Stock     Stock    paid-in capital   Deficit      Stock       Total
                                     -------  ---------  ---------  ---------  ------------  ------------  ---------  -----------
Balances at January 1, 1996                -  1,371,155   $      -  $ 13,711   $ 4,177,682   $  (334,101)  $(11,575)  $3,845,717

Issuance of 26,667 shares of common
   stock                                   -     26,667          -       267        82,525             -          -       82,792

Purchase of 429 shares of common
  stock                                    -          -          -         -             -             -     (1,400)      (1,400)

Cancellation of 71,137 shares of
  treasury stock                           -    (71,137)         -      (711)      (10,864)            -     11,575            -

Net loss                                   -          -          -         -             -      (415,663)         -     (415,663)
                                     -------  ---------  ---------  ---------  ------------  ------------  ---------  -----------
Balance at December 31, 1996               -  1,326,685          -    13,267     4,249,343      (749,764)    (1,400)   3,511,446

Purchase of 26,363 shares of common
  stock                                    -          -          -         -             -             -    (30,476)     (30,476)

Sale of 23,810 shares of common
  stock                                    -          -          -         -             -             -     25,000       25,000

Net loss                                   -          -          -         -             -      (482,763)         -     (482,763)
                                     -------  ---------  ---------  ---------  ------------  ------------  ---------  -----------
Balance at December 31, 1997               -  1,326,685          -    13,267     4,249,343    (1,232,527)    (6,876)   3,023,207

Issuance of 150,000 shares of
  preferred stock                    150,000          -    150,000         -       225,000             -          -      375,000

Exercise of stock option for 3,333
  shares of common stock and
  repurchase of 857 shares of
  treasury stock                           -      3,333          -        33         2,967             -     (3,000)           -

Imputed non-cash dividend on
  preferred stock                          -          -          -         -        67,500       (67,500)         -            -

Net loss                                   -          -          -         -             -      (351,606)         -     (351,606)
                                     -------  ---------  ---------  ---------  ------------  ------------  ---------  -----------

Balance at December 31, 1998         150,000  1,330,018   $150,000  $ 13,300   $ 4,544,810   $(1,651,633)  $ (9,876)  $3,046,601
                                     =======  =========  =========  =========  ============  ============  =========  ===========

The accompanying notes are an integral part of these financial statements.

                               AIM GROUP, INC.                               6
                               AND SUBSIDIARIES

                     Consolidated Statement of Cash Flows

             For the Years Ended December 31, 1998, 1997 and 1996

                                                                    1998            1997            1996
                                                                ------------    ------------    ------------
Cash flows from operating activities
  Net loss                                                      $ (351,606)     $ (482,763)     $ (415,663)
  Adjustments to reconcile net loss to net cash
    provided by operating activities
    Depreciation                                                    64,668          79,829          72,487
    Amortization expense                                             8,591           6,683           6,683
    Loss from sale of property, plant & equipment                    4,113               -               -
    Changes in assets and liabilities:
      Accounts receivable                                           23,918          89,744          44,867
      Inventories                                                   66,957         (41,385)         (7,741)
      Other current assets                                            (785)         11,562           9,140
      Other assets                                                   2,003            (358)         14,709
      Accounts payable                                              (9,181)        349,238         (60,551)
      Accrued expenses                                              26,986         (50,049)        (26,340)
                                                                ------------    ------------    ------------
Net cash used by operations                                       (164,336)        (37,499)       (362,409)
                                                                ------------    ------------    ------------
Cash flows from investing activities
  Purchases of property, plant and equipment                       (91,160)        (95,481)       (129,130)
  Proceeds from sale of property, plant and equipment               11,000               -               -
  Increase in resource property                                     (5,000)         (5,000)         (3,599)
                                                                ------------    ------------    ------------
Net cash used by investing activities                              (85,160)       (100,481)       (132,729)
                                                                ------------    ------------    ------------
Cash flows from financing activities
  Borrowings from note payable                                     150,000               -               -
  Proceeds from issuance of long-term debt                         161,489          96,152          21,070
  Repayments of long-term debt                                    (122,050)        (13,140)        (14,470)
  Proceeds from issuance of convertible debentures                       -               -         300,000
  Purchase of common stock to be held in treasury stock                  -          (5,476)         (1,400)
  Proceeds from issuance of convertible preferred stock            375,000               -               -
                                                                ------------    ------------    ------------
Net cash flows provided (used) by financing activities             564,439          77,536         305,200
                                                                ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents               314,943         (60,444)       (189,938)

Cash and cash equivalents - beginning of year                        9,898          70,342         260,280
                                                                ------------    ------------    ------------
Cash and cash equivalents - end of year                         $  324,841      $    9,898      $   70,342
                                                                ============    ============    ============
Supplemental disclosure of cash flow information

  Interest paid                                                 $  197,953      $  172,968      $  129,395
  Income taxes paid                                             $        -      $        -      $        -

The accompanying notes are an integral part of these financial statements.

                               AIM GROUP, INC.                               7
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.    PRINCIPLES  OF   CONSOLIDATION   -  The   consolidated   financial
            statements of AIM Group, Inc. and Subsidiaries ("the Company") contain the accounts of AIM Group, Inc. ("the Parent") and its wholly-owned subsidiaries, United Minerals Corp. of Arkansas ("UMCAR"), United Minerals Corp. of Arizona ("UMCAZ"), Heatshield Technologies, Inc. ("HTI") and HST Capital Corp. ("HST"). All significant intercompany accounts and transactions have been eliminated.

                  The  consolidated  financial  statements  are stated in U.S.
            Dollars in accordance with generally accepted accounting principles in the United States. There are no material differences with Canadian generally accepted accounting principles.

      b. BUSINESS ACTIVITY - The Parent provides centralized management, finance, long range planning, accounting and administration to two principal operating entities. These operations are a surface modification facility (UMCAR) and a mining lease (UMCAZ).

                  The Parent is listed on the  Vancouver  Stock  Exchange  and
            Over the Counter - Bulletin Board. The Company's common stock is currently quoted under the symbols AIG.U and AIGU, respectively.

                  UMCAR is the Company's core business.  It operates a surface modification facility, both as principal and as a toll processor, in the rubber and plastics industries. The plant has been designed to treat industrial fillers such as clay, mica, alumina-trihydrate, wolastonite, magnesium-hydroxide and mircospheres with silanes. The treated products are used in the plastic and elastomer industries.

                  UMCAZ holds a mining  lease  ("the  Lease"),  which  expires
            March 2004, with New Mexico and Arizona Land Company, the owner of the mining rights. The Lease is subject to a further term in perpetuity provided the property is in operation and is generating minimum royalties. The Lease permits the exploration of the property and removal of the mineral, a hydrothermally altered cristobalite-triymite-quartz-kaolinite deposit, trademarked
            Klannerite(R)in Arizona, over the remaining term. The Lease calls for the payment of production royalty of 5% of the gross consideration obtained for the mineral less transportation cost, subject to minimum royalty payments of $5,000 per year.

                  HTI was set up to carryout reserve analysis,  surface mining and processing of Klannerite(R). HST was established as a holding company. Neither of these companies are active at this time.

      c. CASH AND CASH EQUIVALENTS - For purposes of the consolidated statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

      d. INVENTORIES - Inventories are valued at the lower of cost (first-in, first-out method) or market.

                               AIM GROUP, INC.                               8
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      e. RESOURCE PROPERTY - Resource property consists of the mineral lease and deposits located in Arizona. The property was valued based on appraisal as part of a merger, which occurred in March 1995.

      f. PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Depreciation is provided primarily by the straight-line method over the estimated useful lives of the various assets. The estimated useful lives of property, plant and equipment for purposes of computing depreciation are as follows:

                  Buildings                                39 years
                  Plant equipment                          10 years
                  Engineering equipment                     5 years
                  Laboratory equipment                      7 years
                  Furniture and office equipment          5-7 years

      g. TRADEMARKS AND PATENTS - The Company received the trademark registration for the product name Klannerite(R)in 1993. The Company was granted a patent on the Photon Diffusive Coating in November 1996. The Company's trademarks are AIM Group(R), the corporate entity Uni-Kote(R), the UMCAR marketing label; and Klannerite(R), the rock from UMCAZ operations.

      h. INCOME TAXES - The Company utilizes the liability method of accounting for income taxes. The liability method provides deferred taxes on the balance sheet for the temporary differences between financial statement and income tax return basis of assets and liabilities as of the fiscal year end date at the presently enacted tax rates.

      i. EARNINGS PER SHARE - Earnings per share is based on the weighted average number of shares and share equivalents outstanding during each year.

      j. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1998 and 1997 and revenues and expenses for each of the three years in the period ended December 31, 1998. The actual outcome of the estimates could differ from those estimates made in the preparation of the financial statements.

      k. STOCK OPTIONS - The Company adopted Statement of Financial Accounting Standards No. 123 for footnote disclosure purposes only and will continue to apply the intrinsic value method of Accounting Principles Board Opinion No. 125 for financial reporting purposes.

                               AIM GROUP, INC.                               9
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


2.    CONCENTRATION OF CREDIT RISK

            The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash held in financial institutions in excess of balances insured by the Federal Deposit Insurance Corporation and accounts receivable due to the majority of the Company sales being made to a few customers.

            The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. The balances, at times, may exceed federally insured limits.

            During the year ended December 31, 1998, approximately 89% of its surface modification sales were to three customers, with 61% being to a single customer and 14% from each of the other two customers. During the years ended December 31, 1997 and 1996, approximately 67% and 83%, respectively, of its surface modification sales were with a single customer. At December 31, 1998 and 1997, these customers accounted for less than 10% of the accounts receivable balance.


3.    INVENTORIES

            Inventories consist of:

                                           1998              1997
                                           ----              ----
                  Raw materials          $ 78,043          $141,926
                  Klannerite(R)            48,645            48,645
                  Supplies                  8,510            11,584
                                         --------          --------
                                         $135,198          $202,155
                                         ========          ========


4.    RESOURCE PROPERTY

            Resource Property consists of approximately 340,000 tons of K1 and 1,350,000 tons of K2/K3 deposits at December 31, 1998. The average estimated process recovery of the deposit is 82%.

            During 1992, the Company processed 222.5 tons of K1. This was considered a trial production run. Approximately 7.5 tons of the 222.5 tons produced was distributed as samples and approximately 2.5 tons were sold. The remaining 212.5 tons are being held in inventory.

                               AIM GROUP, INC.                              10
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


4.    RESOURCE PROPERTY (CONT.)

            The carrying value of the resource property including the prepaid royalties is as follows:

                                                          1998           1997
                                                          ----           ----
            Resource property purchase price          $ 3,935,798    $ 3,935,798
            Pre-paid royalties                             69,575         64,575
                                                      -----------    -----------
                                                      $ 4,005,373    $ 4,000,373

            No sales of Klannerite(R) have been reported for the years ended December 31, 1998, 1997 and 1996.

            The Company continues to develop this property for commercial use and has submitted product for approval to the State of Arizona Department of Transportation. The Company plans to market the property based on its availability to produce product for the concrete materials industry. Based upon the current evaluation of this proposed project, the Company believes that the property has a fair value equal to or greater than its carrying amount. However, there is currently no production and there is no assurance the value can be realized.


5.    NOTE PAYABLE

            Note payable consists of an unsecured note payable to a stockholder with interest due monthly at 8.5%. The principal balance is due in May 1999. Interest expense on this note was $7,842 for the year ended December 31, 1998.


6.    LONG-TERM DEBT

            Long-term debt consists of:

                                                                    1998             1997
                                                                    ----             ----
      Revolving note payable to a bank, payable
        in monthly installments of $2,972, including
        interest at 6%, through August 2004, secured
        by equipment and a second real estate mortgage.          $ 158,457          $ 96,152

      Mortgage payable to a bank, payable
        in monthly installments of $837, including
        interest at 9.75%, through September 2000,
        remaining balance due October 2000, secured
        by real estate.                                             49,877            54,546

                               AIM GROUP, INC.                              11
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


6.    LONG-TERM DEBT (CONT.)

                                                                    1998             1997
                                                                    ----             ----
      Note payable to a finance company, payable in
        monthly installments of $311, including interest
        at 14.21%, through August 2000, secured by
        equipment.                                               $   5,150          $   7,888

      Note payable to a finance company, payable in
        monthly installments of $750, including interest
        at 9.5%, through April 2001, secured by
        equipment.  Balance repaid during 1998.                          -             15,459
                                                                 ---------          ---------
                                                                   213,484            174,045

      Less current maturities                                       34,277             80,954
                                                                 ---------          ---------
      Long-term debt, less current maturities                    $ 179,207          $  93,091
                                                                 =========          =========

            Following are aggregate maturities of long-term debt as of December 31, 1998:

                       1999             $ 34,277
                       2000               73,660
                       2001               28,939
                       2002               30,724
                       2003               32,619
                    Thereafter            13,265
                                        --------
                                        $213,484
                                        ========

            The Company also has a factoring arrangement for its receivables arising from its sale of products from its Arkansas facility. The factor has a security interest in all factored accounts receivable. Factoring cost included in interest expense was $68,065, $71,183 and $85,741 in 1998, 1997 and 1996, respectively.

7.    CONVERTIBLE DEBENTURES

            During April and May 1997, the Company executed an Amendment ("the First Amendment") with three related parties who are holders of the Company's Series A convertible notes payable ("the Notes") having an aggregate face value of $1,050,000, which were approved by the Vancouver

                               AIM GROUP, INC.                              12
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


7.    CONVERTABLE DEBENTURES (CONT.)

      Stock Exchange on June 18, 1997. The first Amendment included provisions which: (a) extended the maturity date of the Notes to March 31, 1998;
      (b) increased the annual interest rate to 10%, effective January 1, 1997; (c) changed the conversion price to $2.10 per share; and (d) agreed that the Company will not, without the prior approval of the holders of at least 80% of the principal amount of the Notes outstanding, incur any indebtedness which ranks senior in priority to payment to the Note holders. The Notes remain unsecured.

            During March 1998, the Company executed an Amendment ("the Second Amendment") with the three related parties who are holders of the Notes having an aggregate face value of $1,050,000, which were approved by the Vancouver Stock Exchange. The second Amendment included provisions which: (a) extended the maturity date of the Notes to December 31, 1998;
      (b) maintain the annual interest rate at 10%, (c) maintain the conversion price at $2.10 per share; and (d) provides that the Note holders could not convert their Notes prior to August 1, 1998. In addition, the Note holders agreed to be bound by certain provisions restricting the sale of any shares issued upon conversion. The Notes remain unsecured.

            During December 1998, the Company executed an Amendment ("the Third Amendment") with the three related parties who are holders of the Notes having an aggregate face value of $1,050,000, which was approved by the Vancouver Stock Exchange. The third Amendment includes a provision to extend the maturity date of the Notes to June 30, 1999. The Notes remain unsecured.

            The following related individuals and affiliated concerns acquired the Notes:

                  Northern Federal Minerals, LLC - Paul R. Arena, an officer and director of the Company, is a principal in this Michigan limited liability corporation. On November 13, 1995, Northern Federal Minerals, LLC purchased $450,000 principal amount of the Notes.

                  Bernard R. Kossar, who is a stockholder of the Company, on December 20, 1995 purchased $300,000 principal amount of the Notes.

                  Dr. Audrey L. Braswell, who is a director or the Company, on May 20, 1997 purchased $300,000 principal amount of the Notes.

            Interest expense on the Notes was $105,000, $105,000 and $36,750 for the years ended December 31, 1998, 1997 and 1996, respectively.

                               AIM GROUP, INC.                              13
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


8.    PREFERRED STOCK

            The 150,000 shares of preferred stock issued in 1998 has a liquidating preference of $2.50 per share for a total of $375,000. The preferred stock is only entitled to dividends as declared by the Board of Directors and no dividends shall accrue or accumulate on this stock. The preferred shares are convertible into one share of common stock, as adjusted for any future stock dividends, stock splits or reverse stock splits.

            The conversion feature of the preferred stock is $2.50 per share which is less than the current market for the common stock. This results in a beneficial conversion amount which is treated as an imputed non-cash preferred stock dividend in the accompanying financial statements.


9.    INCOME TAXES

            The Company has net operating loss carryforwards available to offset future taxable income of approximately $3,151,000 expiring through the year 2012. Due to the merger in 1995, the net operating losses are subject to certain limitations, computed on an annual basis. These loss carryforwards are the only temporary difference that would give rise to deferred income taxes. Due to the Company's continued losses and the restricted use of some of the carryforwards, a valuation allowance has been recorded to offset all income tax benefits and deferred tax assets.

            Total gross deferred tax assets and gross deferred liabilities at December 31, 1998 and 1997 are as follows:

            Gross deferred tax liabilities          $        -         $        -

            Gross deferred tax asset                 1,206,518          1,072,120
            Less valuation allowance                 1,206,518          1,072,120
                                                    ----------         ----------
              Net deferred tax asset                         -                  -
                                                    ----------         ----------
            Net deferred taxes                      $        -         $        -
                                                    ==========         ==========


10.   STOCK SPLIT

            On August 21, 1998, the Company executed a 1 for 3 reverse stock split of the common shares outstanding resulting in a reduction in the common shares outstanding from 3,980,053 to 1,326,685. All applicable share and per share data in these financial statements have been restated to give effect to this reverse stock split.

                               AIM GROUP, INC.                              14
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


11.   STOCK OPTIONS AND WARRANTS

            During 1997, the Company established the 1997 Incentive Stock Option Plan providing for the issuance of an aggregate of up to 250,000 common shares of the Company for employees, officers and directors. Subsequently in 1997, the Board of Directors approved the grant of options to purchase 73,335 shares of the Company's common stock at $.90 per share to certain directors, officer and employees. The options expire ten years from the date of grant and have a four-year vesting period at 25% per year.

            During November 1998, the Board of Directors approved the grant of options to purchase 25,000 shares of the Company's common stock at $2.50 per share to a consultant. During December 1998, the Board of Directors approved the grant of options to purchase 96,000 shares of the Company's common stock at $3.00 per share to certain directors, officers and employees under the same terms as the 1997 options above.

            Following is a summary of the status of the options during the years ending December 31, 1998 and 1997:

                                                                    Weighted
                                                                     Average
                                                   Number           Exercise
                                                  of Shares          Price
                                                  ---------         --------
Options granted during 1997 and
  outstanding at December 31, 1997                 73,335           $ 0.90
Options granted during 1998                       121,000             2.90
Options exercised during 1998                      (3,333)            0.90
Forfeitures during 1998                            (8,333)            0.90
                                                  --------
Options outstanding at December 31, 1998          182,669           $ 2.22
                                                  ========          =======
Options exercisable
    - December 31, 1997                                 -           $ 0.90
    - December 31, 1998                            12,918             0.90

Weighted average fair value of options
  granted during year ended
    - December 31, 1997                                             $ 0.33
    - December 31, 1998                                               1.25

                               AIM GROUP, INC.                              15
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


11.   STOCK OPTIONS AND WARRANTS (CONT.)

            During 1998, options were exercised for 3,333 shares at $0.90 per share. Under the terms of the options, a portion of the exercised shares can be used to pay for the options exercised. Under these terms, 857 shares at a market value of $3.50 per share were used to purchase the shares resulting in 2,476 shares being issued. This is treated as a non-cash transaction in the accompanying consolidated statement of cash flows.

            As of December 31, 1998, outstanding options are summarized as follows within ranges of the exercise price:

                                                   Exercise Price
                                                   --------------
                                        $0.90       $2.50 - 3.00
                                      Per Share      Per Share         Total
                                      ----------     ----------     ----------
Option shares outstanding                 61,669        121,000        182,669
Weighted average
  exercise price                      $     0.90     $     2.90     $     2.22
Weighted average
  remaining contractual life          105 months     107 months     107 months
Option shares exercisable                 12,918              -         12,918
Weighted average
  exercise price                      $     0.90     $     2.90     $     0.90

            The Company has accounted for all of the options under Accounting Principles Board (APB) Opinion No. 25. No compensation expense has been recognized for the options under this method. Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" provides for fair value accounting for all stock options based on various factors at the date the grants were made. Expense related to these options would have been $6,994 and $1,504 during the years ended December 31, 1998 and 1997, respectively, based on the vesting schedule of the various options, had the Company adopted SFAS No. 123. The following is pro forma net income and earnings per share as if the options had been accounted from under FASB No. 123:

                                1998               1997                1996
                                ----               ----                ----
Net income (loss)
  - As reported             $(351,606)          $(482,763)          $(415,663)
  - Pro forma                (358,600)           (484,267)           (415,663)
Earnings per share
  - As reported                 (0.32)              (0.37)              (0.31)
  - Pro forma                   (0.32)              (0.37)              (0.31)

                               AIM GROUP, INC.                              16
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


11.   STOCK OPTIONS AND WARRANTS (CONT.)

            The  fair   value  of  the  grants   was   determined   using  the
      Black-Scholes model. The significant assumptions used in this valuation were as follows:

      Risk-free interest rate          4.61% to 6.09%
      Expected life                    5 to 10 years
      Expected volatility                    30%
      Expected dividend rate               $ 0.00


12.   CONTINGENCIES

            The Company is involved in a lawsuit, which occurred in the normal course of business. Management intends to vigorously defend these actions and believes no material losses will occur and believes that exposure on this matter is limited to $25,000.


13.   RENT EXPENSES

            The Company rents certain office space and equipment under month to month rent agreements. Rent expense under these agreements was not significant for the years ended December 31, 1998, 1997 and 1996, respectively.


14.   MANAGEMENT'S PLANS

            The Company has incurred recurring losses from operations as indicated in the consolidated financial statements. In addition, the Company has not been successful in the development of its resource property. Due to the lack of cash flow, the Company was unable to invest in and exploit the property and there is uncertainty in the potential market for the deposit. There is no assurance that the resource property will be fully recoverable at these levels. Based on studies performed during 1998, management believes that there is a service and product market and the product can be sold at a profit. In addition, the surface modification business located in Arkansas is heavily reliant on few customers. Unless the Company is successful in diversifying and expanding its customer base, the prospects for this line of business remains uncertain.

                               AIM GROUP, INC.                              17
                               AND SUBSIDIARIES

                Notes to the Consolidated Financial Statements

                       December 31, 1998, 1997 and 1996


14. MANAGEMENT'S PLANS (CONT.)

            Management is seeking alternative sources of equity financing that would allow the marketing and diversification effort for the surface modification business as well as the continued research and development effort of the resource property. Management has entered into letters of intent or is negotiating definitive purchase agreements to acquire three entities in the information technology business, but these acquisitions are dependent upon the execution of definitive agreements and the successful private placement of equity financing. However, if these efforts are successful, management intends to direct the Company into this new business, which it believes would be profitable. There can be no assurance that the Company will be successful in its efforts to complete the proposed acquisitions, complete the equity financing or obtain additional financing. If the Company is not successful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result if the Company is not successful in these efforts.


15.  RECLASSIFICATION

            The Company's factoring arrangement meets the criteria set forth in Statement of Financial Standards No. 125 (SFAS 125), "Accounting for transfers and servicing of Financial Assets and Extinguishment of Liabilities." Accordingly, the Company has treated the factored accounts receivable as a sale. As a result of applying SFAS 125, the 1997 receivable financing liability of $277,441 has been offset against the accounts receivable balance of $368,832, to comply with the 1998 presentation.


16.  SUBSEQUENT EVENTS

            Subsequent to December 31, 1998, the Company entered an agreement to purchase 2,200 shares (approximately 3% equity ownership) of convertible preferred stock of a software technology company which sells to internet service providers. In addition, the Company has received a purchase warrant for 1,100 shares of additional convertible preferred stock which would enable the Company to increase its total equity ownership to approximately 4.5%.