Form 10QSB
period 1999-03-31
AIM GROUP INC
filed 1999-05-14
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended March 31, 1999

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-82468
                        -------------------------------


                                AIM GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

            400 Perimeter Center, N.E. Suite 900, Atlanta, GA 30346
             (Address of registrant's principal executive office)

                                 770-804-6419
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

The number of shares of common stock outstanding as of May 12,1999 was 1,396,684.

Transitional Small Business Disclosure Format: [ ] Yes   [X] No

                        AIM GROUP, INC.AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE(S)
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                    March 31, 1999 and December 31, 1998                  3

                  Condensed Consolidated Statements of
                    Operations - Three Months Ended
                    March 31,1999 and 1998
                                                                          4

                  Condensed Consolidated Statements of
                    Cash Flows - Three Months Ended
                    March 31,1999 and 1998                                5

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          7-10

PART II.          OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                       10

Signatures                                                               11

PART 1.     FINANCIAL INFORMATION

                       AIM GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,       December 31,
                                                                         1999              1998
                                                                     -------------    -------------
ASSETS                                                               (Unaudited)        (Auditied)
CURRENT ASSETS
  Cash                                                               $    31,883      $   324,841
  Accounts receivable
    Trade                                                                147,285           67,473
  Inventories                                                            117,270          135,198
  Prepaid expenses                                                         5,341            7,752
                                                                     ------------     ------------
    Total current assets                                                 301,779          535,264

PROPERTY, PLANT AND EQUIPMENT                                            880,161          877,830
Less Accumulated Depreciation                                           (308,050)        (293,740)
                                                                     ------------     ------------
Net Property Plant and Equipment                                         572,111          584,090

RESOURCE PROPERTY                                                      4,010,998        4,005,373

OTHER ASSETS                                                             242,811           29,917
                                                                     ------------     ------------
                                                                     $ 5,127,699      $ 5,154,644
                                                                     ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
Accounts payable                                                     $   627,533      $   621,511
Note Payable                                                             250,000          150,000
Current portion of long-term debt                                         31,195           34,277
Accrued expenses                                                          62,556           73,048
                                                                     ------------     ------------
    Total current liabilities                                            971,284          878,836

LONG-TERM DEBT, less current maturities                                  174,032          179,207

  CONVERTIBLE NOTES PAYABLE                                            1,050,000        1,050,000

    STOCKHOLDERS' EQUITY
Preferred Stock; 1,000,000 shares authorized; $1 par value;
150,000 issued and outstanding                                           150,000          150,000
Common stock; 12,000,000 shares authorized; $.01 par value;
1,396,684 and 1,330,018 shares issued and outstanding                     13,967           13,300
at March 31, 1999 and December 31, 1998
Additional paid in capital                                             4,739,381        4,544,810
Common stock held in treasury - 3,150 shares at cost                      (9,876)          (9,876)
Retained Earnings (deficit)                                           (1,961,089)      (1,651,633)
                                                                     ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                             2,932,383        3,046,601
                                                                     ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 5,127,699      $ 5,154,644
                                                                     ============     ============

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                   1999            1998
                                                   ----            ----
Net sales                                     $   490,326      $   778,189
Costs and expenses
  Cost of products sold                           353,232          546,355
  Selling and administrative expenses             388,422          123,355
  Interest                                         44,418           54,689
  Depreciation and amortization                    13,710           19,400
                                              ------------     ------------
                                                  799,782          743,799
                                              ------------     ------------
    Earnings (loss) before taxes                 (309,456)          34,390

Income taxes                                            0                0
                                              ------------     ------------
Net earnings (loss)                           $  (309,456)     $    34,390
                                              ============     ============

Net earnings (loss) per share                 $    (0.222)     $     0.026 **
                                              ============     ============

  Weighted average shares outstanding           1,396,684        1,323,702 **
                                              ============     ============

** Shares and earnings per share shown are adjusted for one for three reverse stock split.

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           1999          1998
                                                           ----          ----
CASH FLOWS (DEFICIT) FROM OPERATIONS                  $  (166,933)     $    47,385

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                      (2,331)         (24,894)
  Increases in other assets and resource property        (218,519)         (14,495)
                                                      ------------     ------------
    Net cash used by investing activities                (220,850)         (39,389)
                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt financing                            100,000           15,101
  Payment of long-term debt                                (5,175)          (2,973)
                                                      ------------     ------------
    Net cash provided by financing activities              94,825           12,128
                                                      ------------     ------------

    NET INCREASE (DECREASE) IN CASH                   $  (292,958)     $    20,124
                                                      ============     ============

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)-March 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. annual report on Form 10-KSB for the period ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                      March 31,       December 31,
                                        1999              1998
Finished goods                         27,049            30,909
Raw materials                          31,279            47,134
Klannerite ore                         48,645            48,645
Spare parts and supplies               10,297             8,510
                                      -------           -------
Totals                                117,270           135,198
                                      ========          =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31,1999 COMPARED TO QUARTER ENDED MARCH 31,1998

      Net sales of AIM Group, Inc. (the "Company") for the first quarter of 1999 amounted to $490,326, a decrease of $287,863, or 37%, from net sales of $778,189 in the prior year's comparable quarter. The decline in net sales was primarily attributable to a decline in demand for the surface treatment of fire retardant materials. This was due to an above average demand from one of the company's main customers in the first quarter of 1998. Cost of products sold amounted to $353,232 and $546,355 in the first quarters of 1999 and 1998, respectively, resulting in a gross margin of 28% in the first quarter of 1999 compared to a 30% gross margin in the first quarter of 1998. The slight decrease in the gross margin was primarily attributable to lower net sales which was partially offset by savings achieved on the Company's main material costs.

      Selling and administrative expenses during the first quarter of 1999 were $388,422, or 79% of net sales, compared to $123,355, or 16% of net sales, in the first quarter of 1998. The increase of $265,067 is primarily attributable to the issuance of 66,666 shares of common stock in connection with the hiring of Mr. Ted Lamb, the Company's new Chief Operating Officer, in February 1999. The value of these shares on the date of hire were the equivalent of $200,000 based on the Company's stock price of $3.00 per share. Mr. Lamb received a signing bonus of 33,333 shares and the personnel placement firm, Atlantis Technology Partners, LLC, used in hiring Mr. Lamb received 33,333 shares as well. Other reasons for the selling and administrative expense increase was additional staffing and other necessary expenses incurred in the first quarter of 1999 in connection with the Company's efforts to acquire three companies engaged in activities relating to the Internet and business solution software services, as more fully discussed below.

      Interest expenses were $44,418, or 9% of net sales, in the first quarter of 1999 compared to $54,689, or 7% of net sales, in the first quarter of 1998. The increase in interest expenses as a percent of net sales was attributable to the decline in net sales in the first quarter of 1999.

      Due primarily to the net sales decline and increased expenses related to potential acquisitions described previously, the Company incurred a net loss of $109,456, or $.222 per share, in the quarter ended March 31, 1999, compared to net earnings of $34,390, or $.026 per share, in the quarter ended March 31, 1998.


LIQUIDITY AND SOURCES OF CAPITAL

      The Company incurred a negative cash flow from operations of $166,933 in the first quarter of 1999, compared to a positive cash flow from operations of $47,385 in the first quarter of 1998. The negative cash flow for the current period was primarily attributable to the net loss of 309,456, paydown of an inventory loan, and an increase in accounts receivable. As of March 31, 1999, the Company had a working capital deficit of $669,505.

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

      On March 3, 1999 the Company borrowed $100,000 from Dr. Audrey L. Braswell, a Company director. The promissory note issued by the Company to Dr. Braswell matures on May 15, 1999 and at this time the full principal and interest of $6,000 is due.

      As fully described in the Company's 1998 Form 10-KSB report the Company intends to acquire established high technology oriented businesses involved in activities relating to Internet and business solution software services. During January, 1999, the Company acquired a minority equity interest in Netsurfer, Inc., a private company headquartered in Atlanta, Georgia that currently markets a product utilizing Internet access software for sale to ISPs. This investment of $203,984 is the major part of the increase noted in Other Assets on the Statement of Cash Flows.

      On April 30, 1999 the Company entered into a definitive agreement to acquire The Reddy Group, Inc. and subsidiary Cereus Bandwidth ("Cereus"), an Internet application technology company headquartered in Atlanta, Georgia. This company has developed and currently markets a variety of new media ( Internet, Intranet, and E-Commerce ) products in addition to high-speed communications capabilities. The acquisition of Cereus is expected to close during the second quarter of 1999.

      On May 5, 1999 the Company entered into definitive agreements to acquire Client Server Solutions, Inc. ("CSS") of Atlanta, GA and Enterprise Solutions Group, Inc. ("ESG") of West Palm Beach, FL. These organizations provide business solutions software and consulting services to clients with specific focus on financial and human resource applications. The market focus of these organizations in their Value Added Reseller's ("VARs") role is to provide software to small to medium sized companies whose annual revenues range from $50 million to $500 million. It is believed that these types of companies will generate recurring revenues from their hosting services and software maintenance they provide to customers.

      The definitive agreements to acquire Cereus, CSS and ESG provide for a total purchase price of $9,300,000, of which $3,300,000 will be required to be paid in cash. On May 7, 1999, the Company commenced a private offering of Common Stock at a price of $4.00 per share (the "Offering") seeking $2,080,000 of net proceeds in connection with the minimum offering of 600,000 shares and $5,320,000 in the case of the maximum offering of 1,500,000 shares. The Offering, which is being extended only to accredited investors, will expire on or before July 31, 1999 unless extended for up to an additional 45 days.

      If the Company receives less than $3,320,000 of net proceeds from the Offering, it plans to use $1,550,000 of the net proceeds to acquire ESG and Cereus and to defer acquisition of CSS until the necessary additional funds can be raised. In the event the Company does not consummate the acquisition of ESG, Cereus and/or CSS, the Company intends to use the net proceeds of the Offering to finance the acquisition of other Internet businesses and business solution software service companies. The Company believes that if the maximum offering is completed and the three above-referenced acquisitions are consummated, it will possess sufficient funds to satisfy anticipated capital needs through the end of the fourth quarter of 1999. To the extent that the maximum offering is not completed, the Company may be required to raise additional funds, through borrowings or the sale of additional shares of Common Stock or securities convertible into Common Stock, prior to the end of the year in order to meet capital needs. Because the Company is in the formative stages of pursuing its acquisition strategy in the Internet and information technology-related industry, it cannot at this time predict the extent and timing of its future need for additional capital to meet working capital or capital expenditure requirements.


PART II.    OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS. The following exhibit is filed herewith:

      EXHIBIT NO.               DOCUMENT

         27                     Financial Data Schedule

(b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on January 5, 1999 reporting the issuance of 150,000 shares of Series A Convertible Preferred Stock on December 30,1998. The Company also filed a Form 8-K on April 19, 1999 reporting the inclusion on March 22, 1999 of the Company's common stock on the OTC Bulletin Board by the National Association of Securities Dealers, Inc. and the delisting of the common stock from the Vancouver Stock Exchange on April 23, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AIM GROUP, INC.

May 14, 1999                    By: /s/PAUL R. ARENA
                                    ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                     and President

May 14, 1999                    By: /s/LEIGH S. ZOLOTO
                                    -------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                     Secretary and Treasurer