Form 10QSB
period 1999-06-30
AIM GROUP INC
filed 1999-08-11
CIK 928032

U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                              ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended June 30, 1999

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

The number of shares of common stock outstanding as of August 9, 1999 was 3,002,637.

Transitional Small Business Disclosure Format: [ ] Yes   [X] No

                        AIM GROUP, INC.AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE(S)
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                    June 30, 1999 and December 31, 1998                   3

                  Condensed Consolidated Statements of
                    Operations - Three Months and Six
                    Months Ended June 30,1999 and 1998                    4

                  Condensed Consolidated Statements of
                    Cash Flows - Three Months and Six
                    Months Ended June 30, 1999 and 1998                   5


                  Notes to Condensed Consolidated
                    Financial Statements                                  6


Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                         7-11

PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                       11


Signatures                                                               12

PART 1.     FINANCIAL INFORMATION

                       AIM GROUP, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,        December 31,
                                                                         1999              1998
                                                                     -------------    -------------
ASSETS                                                               (Unaudited)        (Auditied)
CURRENT ASSETS
  Cash                                                               $    52,465      $   324,841
  Accounts receivable
    Trade                                                                 99,553           67,473
  Inventories                                                            115,634          135,198
  Prepaid expenses                                                         3,820            7,752
                                                                     ------------     ------------
      Total current assets                                               271,472          535,264

PROPERTY, PLANT AND EQUIPMENT                                            884,591          877,830
Less Accumulated Depreciation                                           (322,630)        (293,740)
                                                                     ------------     ------------
Net Property Plant and Equipment                                         561,961          584,090

RESOURCE PROPERTY                                                      4,010,998        4,005,373

OTHER ASSETS                                                             265,183           29,917
                                                                     ------------     ------------
TOTAL ASSETS                                                         $ 5,109,614      $ 5,154,644
                                                                     ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
  Accounts payable                                                   $   695,091      $   621,511
  Note Payable                                                           285,000          150,000
  Current portion of long-term debt                                       27,710           34,277
  Accrued expenses                                                        34,380           73,048
                                                                     ------------     ------------
      Total current liabilities                                        1,042,181          878,836

LONG-TERM DEBT, less current maturities                                  165,425          179,207

    CONVERTIBLE NOTES PAYABLE                                            600,000        1,050,000

      STOCKHOLDERS' EQUITY
Preferred Stock;$1 par value; 1,000,000 shares authorized;
150,000 issued and outstanding                                           150,000          150,000
Common stock;$.01 par value; 12,000,000 shares authorized;
1,610,970 and 1,330,018 shares issued and outstanding                     16,110           13,300
at June 30, 1999 and December 31, 1998
Additional paid in capital                                             5,195,702        4,544,810
Common stock held in treasury - 3,150 shares at cost                      (9,876)          (9,876)
Retained Earnings (deficit)                                           (2,049,928)      (1,651,633)
                                                                     ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                             3,302,008        3,046,601
                                                                     ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 5,109,614      $ 5,154,644
                                                                     ============     ============

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                    ------------------                ------------------
                                                   1999            1998              1999            1998
                                                   ----            ----              ----            ----
Net sales                                     $   697,355      $   548,422      $ 1,187,681      $ 1,326,611
Costs and expenses
  Cost of products sold                           486,690          417,763          846,264          964,118
  Selling and administrative expenses             239,311          147,247          616,934          270,602
  Interest                                         45,742           51,184           90,160          105,873
  Depreciation and amortization                    14,450           19,401           32,617           38,801
                                              ------------     ------------     ------------     ------------
                                                  786,193          635,595        1,585,975        1,379,394
                                              ------------     ------------     ------------     ------------
    Loss before taxes                         $   (88,838)     $   (87,173)     $  (398,294)     $   (52,783)

Income taxes                                            0                0                0                0
                                              ------------     ------------     ------------     ------------
Net loss                                      $   (88,838)     $   (87,173)     $  (398,294)     $   (52,783)
                                              ============     ============     ============     ============

Net loss per share                            $    (0.061)     $    (0.066)     $    (0.284)     $   (0.040)
                                              ============     ============     ============     ============

  Weighted average shares outstanding           1,446,135        1,323,702        1,404,603        1,323,702
                                              ============     ============     ============     ============

** Shares and earnings per share shown are adjusted for one for three reverse stock split effective on August 21, 1998.

                       AIM GROUP, INC. AND SUBSIDIARIES

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                          ------------------                ------------------
                                                         1999            1998              1999            1998
                                                         ----            ----              ----            ----
CASH FLOWS (DEFICIT) FROM OPERATIONS                $   (20,991)     $   (94,857)     $  (145,942)     $   (47,472)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                      (4,430)         (47,316)          (6,761)         (72,210)
Increases in other assets and resource property         (22,372)         (34,192)        (240,891)         (48,687)
                                                    ------------     ------------     ------------     ------------
    Net cash used by investing activities               (26,802)         (81,508)        (247,652)        (120,897)
                                                    ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net Change in Debt                                       26,393          184,714          121,218          196,842
                                                    ------------     ------------     ------------     ------------
    Net cash provided by financing activities            26,393          184,714          121,218          196,842
                                                    ------------     ------------     ------------     ------------

    NET INCREASE (DECREASE) IN CASH                 $    20,582      $     8,349      $  (272,376)     $    28,473
                                                    ============     ============     ============     ============

                       AIM GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)-June 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                        June 30,        December 31,
                                         1999              1998
                                       --------          --------
Finished goods                         $ 34,188          $ 30,909
Raw materials                            24,109            47,134
Klannerite ore                           48,645            48,645
Spare parts and supplies                  8,692             8,510
                                       --------          --------
Total                                  $115,634          $135,198
                                       ========          ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30,1998

      Net sales of AIM Group, Inc. (the "Company") for the second quarter of 1999 amounted to $697,355, an increase of $148,933 over net sales of $548,422 in the prior year's comparable quarter. The increase in net sales was primarily attributable to an increase in demand for the surface treatment of fire retardant materials. Cost of products sold amounted to $486,690 and $417,763 in the second quarters of 1999 and 1998, respectively, resulting in a gross margin of 30% in the second quarter of 1999 compared to a 24% gross margin in the second quarter of 1998. The increase in the gross margin was primarily attributable to greater cost efficiencies achieved at the higher sales volume achieved during the second quarter.

      Selling and administrative expenses during the second quarter of 1999 were $239,311, or 34% of net sales, compared to $147,247, or 27% of net sales, in the second quarter of 1998. This increase of $92,064 was primarily due to expenses incurred in the connection with the Company's efforts to acquire three companies engaged in activities relating to the Internet and business solution software services, as more fully discussed below. Some of these expenses included personnel costs for the Chief Operating Officer hired during the first quarter of 1999, travel, and relocation expenses in connection with the move of the corporate offices to Atlanta, GA during the second quarter.

      Interest expenses were $45,742, or 7% of net sales, in the second quarter of 1999 compared to $51,184, or 9% of net sales, in the second quarter of 1998. The small amount decrease in interest expenses was attributable to less financing required on accounts receivable during the second quarter of 1999.

      Primarily as a result of the above, the Company incurred a net loss of $88,838, or $.061 per share, in the quarter ended June 30, 1999, compared to a net loss of $87,173, or $.066 per share, in the quarter ended June 30, 1998.

      The net loss in the quarter ended June 30, 1999 of $88,838 compares favorably with the net loss of $309,456, or $.222 per share, in the quarter ended March 31, 1999. The primary reasons for the performance improvement was a $207,029 increase in sales from $490,326 in the first quarter of 1999 to $697,355 in the second quarter of 1999 and the recognition in the first quarter of 1999 of $200,000 in stock option expenses related to the hiring of the Company's Chief Operating Officer.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      Net sales of the Company for the six months ended June 30, 1999 amounted to $1,187,681, a decrease of $138,930 from the net sales of $1,326,611 for the six months ended June 30, 1998. The majority of the decrease was due to a decline in demand for surface treatment of fire retardant materials during the first quarter of 1999. Cost of products sold amounted to $846,264 and $964,118 for the six months ended June 30, 1999 and 1998, respectively, resulting in a gross margin of 29% for the first six months of 1999 compared to 27% for the comparable period in 1998. The increase in gross margin is primarily attributable to a decline in certain major material costs used in a main product line along with production cost efficiencies.

      Selling and administrative expenses for the six months ended June 30, 1999 were $616,934, or 52% of net sales, compared to $270,602, or 20% of net sales, in the six months ended June 30, 1998. The $346,332 increase in the 1999 period is primarily due to major expenses related to the proposed acquisition of three companies in the technology industry. Two of these acquisitions were consummated on July 30, 1999 as discussed below. Of this increase, $200,000 was attributable to the stock compensation expense recognized in the first quarter of 1999 for the Company's Chief Operating Officer. Other acquisition related expenses contributing to this increase include travel and corporate office relocation to Atlanta, GA.

      Interest expenses were $90,160, or 8% of net sales, in the six months ended June 30, 1999 compared to $105,873, or 8% of net sales, for the comparable period in 1998. While interest expense was relatively flat, the Company did reduce some of its higher receivable financing costs.

      Primarily as a result of the above, the Company incurred a net loss of $398,294, or $.284 per share, in the six months ended June 30, 1999, compared to a net loss of $52,783, or $.04 per share, in the six months ended June 30, 1998.

LIQUIDITY AND SOURCES OF CAPITAL

      The Company had a positive cash flow from operations of $20,991 in the second quarter of 1999, compared to a negative cash flow from operations of $94,857 in the second quarter of 1998. As a percent of sales, positive cash flow was 3% in the current quarter compared to a negative 17% for the second quarter of 1998. The positive cash flow for the current period was primarily attributable to improvements in sales and customer collections and increases in short term liabilities. As of June 30, 1999, the Company had a working capital deficit of $770,709.

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

On May 7, 1999 the Company commenced a private offering of a minimum of 600,000 shares and a maximum of 1,500,000 shares of common stock at a price of $4.00 per share. On July 30, 1999, the Company consummated its sale of the minimum amount of the offering for total proceeds of $2,400,000. Giving effect to the placement agent's 8% selling commission and 2% non-accountable expense allowance paid by the Company, the Company received net proceeds of $2,160,000 in connection with the sale of the minimum number of shares on July 30, 1999. The private offering will continue until the earlier of the termination of the offering or the sale of the 1,500,000 maximum number of shares.

On June 7, 1999 the Company borrowed $25,000 from Mr. Ernest Purcell, a Company director, and issued to him a promissory note in that principal amount bearing a total interest amount of $750 and maturing 30 days after issuance. Upon maturity of the note, Mr. Purcell directed the Company to apply the principal payment to the purchase of 6,250 shares of common stock in connection with the above-referenced private offering.

During the second quarter of 1999, each of the three convertible note holders exercised an option to convert some of their notes to common stock at a conversion price of $2.10 per share. On May 18,1999, Northern Federal Minerals LLC converted $150,000 principal amount of its note to stock resulting in the issuance by the Company of 71,429 common shares and a reduction in the convertible note due from $450,000 to $300,000. On June 21, 1999, Mr. Bernard Kossar converted $150,000 of his note to stock resulting in the issuance by the Company of 71,429 common shares and a reduction in this convertible note due from $300,000 to $150,000. On June 22, 1999, Dr. Audrey L. Braswell converted $150,000 of his note to stock resulting in the issuance by the Company of 71,429 common shares and a reduction in this convertible note due from $300,000 to $150,000. The cumulative effect of these transactions was to reduce the convertible notes due from $1,050,000 to $600,000.

On July 30, 1999 AIM Solutions, Inc., a wholly-owned subsidiary of the Company acquired 100% of the issued and outstanding capital stock of Enterprise Solutions Group, Inc., a Florida corporation, for a total purchase price of $1,950,000, consisting of the payment of $550,000 in cash at closing, the issuance of a promissory note in the amount of $250,000 which bears interest at 3% per annum and the issuance of 383,333 shares of the Company's common stock, par value $.01 per share, based on a $3.00 share price, with 191,666 of those shares being held in escrow and distributed on the following schedule:
50% on July 30, 2000 and 50% on July 30, 2001.

On July 30, 1999, American Internet Media, Inc., a wholly- owned subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of The Reddy Group, Inc., a Georgia corporation and owner of 100% of the membership interests of Cereus Bandwith, L.L.C., a Georgia limited liability company. The total purchase price was $2,000,000 consisting of the payment of $1,000,000 in cash at closing and the issuance of 333,333 shares of common stock, based on a $3.00 share price, with such shares being held in escrow and distributed on the following schedule: 50% on July 30, 2000 and 50% on July 30, 2001.

Cash paid by the Company in connection with the two acquisitions mentioned above was raised in the consummation on July 30, 1999 of the minimum amount of the Company's private offering of common stock discussed above.

The Company is continuing its efforts to acquire Client Server Solutions, Inc. of Atlanta, GA with whom it entered into a definitive agreement on May 5, 1999. The agreement calls for a purchase price of $5,350,000 to be comprised of $1,750,000 in cash, and 1,033,333 shares of common stock and a promissory note in the amount of $500,000 bearing interest at 3% per annum and payable 50% in 12 months and the remaining balance in 24 months. Cash for this acquisition is planned to be raised in the Company's private offering of common stock.


PART II.    OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS. The following exhibit is filed herewith:

         EXHIBIT NO.               DOCUMENT

            27                     Financial Data Schedule

(b) REPORTS ON FORM 8-K. On April 19, 1999 the Company filed a Form 8-K reporting the Company's delisting of its common stock on the Vancouver Stock Exchange on April 13, 1999, and the inclusion of its common stock on the OTC Bulletin Board on March 22, 1999. The Company filed a Form 8-K on August 10, 1999 reporting the acquisitions of Enterprise Solutions Group, Inc. and the Reddy Group, Inc. including its subsidiary, Cereus Bandwith L.L.C. on July 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                AIM GROUP, INC.

Aug 11, 1999                    By: /s/PAUL R. ARENA
                                    ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                     and President


Aug 11, 1999                    By: /s/LEIGH S. ZOLOTO
                                    ------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                     Secretary and Treasurer