Form 10QSB
period 1999-09-30
AIM GROUP INC
filed 1999-11-15
CIK 928032

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------


                                  FORM 10-QSB

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-82468

                              -------------------


                                AIM GROUP, INC.
       (Exact name of small business issuer as specified in its charter)

               1000 Abernathy Road, Suite 1000, Atlanta, GA 30328
              (Address of registrant's principal executive office)

                                  770-668-0900
                        (Registrant's telephone number)

                  Delaware                                    13-3773537
         (State of Incorporation)               (I.R.S. Employer Identification No.)

                              -------------------



Check whether the issuer (1) filed all reports to be filed by Section 13 or (15(d) of the Exchange Act during the past 12 months and (2) has been subject
to such filing requirements for the past 90 days. Yes X   No
                                                     ---    ---
The number of shares of common stock outstanding as of November 9, 1999 was 3,043,237.

Transitional Small Business Disclosure Format:       Yes    X   No
                                               -----      -----

                        AIM GROUP, INC.AND SUBSIDIARIES

                                     INDEX

                                                                                                   Page(s)
                                                                                                   -------
PART I.               FINANCIAL INFORMATION
Item 1.               Financial Statements (Unaudited)

                      Condensed Consolidated Balance Sheets -
                      September 30, 1999 and December 31, 1998                                       3-4

                      Condensed Consolidated Statements of
                       Operations  - Nine Months and Three
                      Months Ended September 30,1999 and 1998                                         5

                      Condensed Consolidated Statements of
                       Cash Flows - Nine Months and Three
                      Months Ended September 30, 1999 and 1998                                        6

                      Notes to Condensed Consolidated
                       Financial Statements                                                           7

Item 2.               Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                                                    8-14

PART II.              OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K                                                14

SIGNATURES                                                                                            15


PART 1. FINANCIAL INFORMATION

                                                                                 AIM Group, Inc. and Subsidiaries

                                                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          Sept. 30,                          December 31,
                                                                            1999                                 1998
                                                                       -------------                      --------------
ASSETS                                                                 (Unaudited)                           (Audited)
CURRENT ASSETS
  Cash                                                                     $122,007                           $324,841
  Accounts receivable
    Trade                                                                   722,107                             67,473
  Inventories                                                               146,627                            135,198
  Prepaid expenses and other assets                                          18,466                              7,752
                                                                      -------------                      --------------
                Total current assets                                      1,009,207                            535,264

Property, Plant, and Equipment (Cost)                                     1,113,131                            877,830
Less Accumulated Depreciation                                              (413,817)                          (293,740)
                                                                          ---------                          ----------
Net Property Plant and Equipment                                            699,314                            584,090

Resource Property                                                         4,036,814                          4,005,373

Investments                                                                 317,388
Deposits and Patents                                                         51,978                             29,917

Goodwill                                                                  3,616,123
Less Accumulated Amortization                                               (40,179)
                                                                      -------------                      --------------


TOTAL ASSETS                                                             $9,690,645                         $5,154,644
                                                                      =============                      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY                                 Sept. 30,                          December 31,
         CURRENT LIABILITIES                                            1999                                1998
                                                                  -----------------                  -----------------
  Accounts payable                                                      $1,061,087                           $621,511
  Note Payable                                                             167,500                            150,000
  Current portion of long-term debt                                        161,443                             34,277
  Accrued expenses                                                         210,232                             73,048
                                                                  -----------------                  -----------------
              Total current liabilities                                  1,600,262                            878,836

LONG-TERM DEBT, less current maturities                                    284,691                            179,207

              CONVERTIBLE NOTES PAYABLE                                    600,000                          1,050,000

                     STOCKHOLDERS' EQUITY
 Preferred Stock;$1 par value; 1,000,000 shares authorized;
0 and 150,000 shares issued and outstanding at Sept. 30, 1999                    0                            150,000
and December 31, 1998
Common stock;$.01 par value; 12,000,000 shares authorized;
3,046,387 and 1,330,018 shares issued and outstanding                       30,464                             13,300
at Sept.  30, 1999 and December 31, 1998
Additional paid in capital                                               9,386,312                          4,544,810
Common stock held in treasury - 3,150 shares at cost                       (9,876)                            (9,876)
Retained Earnings (deficit)                                            (2,201,208)                        (1,651,633)
                                                                  -----------------                  -----------------
TOTAL STOCKHOLDERS' EQUITY                                               7,205,692                          3,046,601
                                                                  -----------------                  -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $9,690,645                         $5,154,644
                                                                  =================                  =================

                                                        AIM Group, Inc. and Subsidiaries

                                                            STATEMENT OF OPERATIONS
                                                                  (Unaudited)

                                                   Three Months Ended                     Nine Months Ended
                                                   Sept 30          Sept 30               Sept 30         Sept 30
                                              -----------------  ----------------   ---------------  -----------------
                                                     1999            1998                   1999            1998
                                              -----------------  ----------------   ---------------  -----------------
Net sales                                         $1,254,135         $306,075          $2,441,816        $1,632,686
Costs and expenses
  Cost of products sold                              907,536          205,315           1,753,800         1,169,433
  Selling and administrative expenses                393,555          147,001           1,010,489           417,603
  Interest                                            43,011           44,515             133,171           150,388
  Depreciation and amortization                       61,313           19,400              93,930            58,201
                                              --------------     ------------       -------------    --------------
Total Expenses                                     1,405,415          416,231           2,991,390         1,795,625
                                              --------------     ------------       -------------    --------------
               (Loss) before taxes                 ($151,280)       ($110,156)          ($549,574)        ($162,939)

Income taxes                                               0                0                   0                 0
                                              --------------     ------------       -------------    --------------
Net( loss)                                         ($151,280)       ($110,156)          ($549,574)        ($162,939)
                                              ==============     ============       =============    ==============

Net (loss) per share                                 ($0.059)         ($0.083)            ($0.305)          ($0.123)
                                              ==============     ============       =============    ==============

      Weighted average shares outstanding          2,567,908        1,323,702           1,799,794         1,323,702
                                              ==============     ============       ==============   ==============

** Shares and earnings per share shown are adjusted for one for three reverse stock split effective on August 21, 1998.

                       AIM Group, Inc. and Subsidiaries

                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                              Three Months Ended                     Nine Months Ended
                                                            Sept 30         Sept 30             Sept 30         Sept 30
                                                         ------------     ------------       -------------    ------------
                                                             1999             1998                1999            1998
                                                         ------------     ------------       -------------    ------------
  CASH FLOWS (DEFICIT) FROM OPERATIONS                      ($218,660)        ($17,209)           ($342,998)      ($64,681)

  CASH FLOWS FROM INVESTING ACTIVITIES:

  Common stock proceeds net of issuance costs               2,300,000                             2,300,000
  Acquisitions of other companies                          (1,550,000)                           (1,550,000)
  Preferred stock redemptions                                (375,000)                             (375,000)
  Purchases of property and equipment                         (54,859)          16,434              (61,620)       (55,776)
  Increases in other assets and resource property            (101,992)          (7,882)            (342,883)       (56,569)
                                                         ------------     ------------         ------------   ------------
    Net cash provided (used) by investing activities          218,149            8,552              (29,503)      (112,345)
                                                         ------------     ------------         ------------   ------------
  CASH FLOWS FROM FINANCING ACTIVITIES:

Net Change in Debt                                             21,093         (12,781)              100,125        184,061
                                                         ------------     -----------          ------------   ------------
    Net cash provided by (used in) financing activities        21,093         (12,781)              100,125        184,061
                                                         ------------     -----------          ------------   ------------

             NET INCREASE (DECREASE) IN CASH                  $20,582        ($21,438)            ($272,376)        $7,035
                                                         ============     ===========          ============   ============

                        AIM Group, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)-September 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended Sept. 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the AIM Group, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - INVENTORIES

The components of inventory consist of the following:

                                    September 30,                         December 31,
                                       1999                                  1998
                                       ----                                  ----
Finished goods                        $50,882                              $30,909
Raw materials                          38,194                               47,134
Klannerite ore                         48,645                               48,645
Spare parts and supplies               8,906                                8,510
                                       -----                                -----
Total                                  146,627                              135,198
                                       =======                              =======


NOTE C - ACQUISITIONS

The financial statements include the results of operations of two companies, Enterprise Solutions Group, Inc. and The Reddy Group, that were acquired by AIM Group, Inc. on July 30, 1999. Results of operations subsequent to July 30 are included in the statements and have been accounted for as purchases.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30,1998

     Net sales of AIM Group, Inc. (the "Company") for the third quarter of 1999 amounted to $1,254,135, an increase of $948,060 over net sales of $306,075 in the prior year's comparable quarter. The significant increase in net sales was primarily attributable to the Company's acquisitions of two companies on July 30, 1999. One company acquired, Enterprise Solutions Group, Inc. ("ESG") is in the business of business software solutions and the other acquisition, The Reddy Group, Inc. ("Reddy") does Internet application services. Net revenues from these two companies in the third quarter were $662,000. The balance of the increase, $286,060, was due to a substantial increase in demand for the surface treatment of fire retardant materials handled by the Company's minerals processing subsidiary, United Minerals Corp.

     Cost of products sold amounted to $907,536 and $205,315 in the third quarters of 1999 and 1998, respectively, resulting in a gross margin of $346,599 or 28% of net sales in the third quarter of 1999 compared to $100,760 or 33% of net sales in the third quarter of 1998. The increase of both items was due mainly to two items. One, was the two acquisitions completed during the quarter accounting for $470,063 in cost of products sold and a 29% gross margin. A second factor was the 93% increase in sales for the minerals operation compared to the third quarter of 1998. This resulted in higher cost of sales of $437,473 and a gross margin of 26%.

     Selling and administrative expenses during the third quarter of 1999 were $393,555, or 31% of net sales, compared to $147,001, or 48% of net sales, in the third quarter of 1998. This increase of $246,554 was primarily due to expenses incurred in the connection with the Company's efforts to acquire ESG and Reddy. Some of these expenses included on-going relocation costs in connection with the Company's move of the corporate offices to Atlanta, GA during the third quarter, professional services, and travel. Approximately $120,000 of the increase was attributable to the selling and administrative expenses related to the two acquisitions completed in the quarter.

     Interest expenses were $43,011, or 3% of net sales, in the third quarter of 1999 compared to $44,515, or 15% of net sales, in the third quarter of 1998. The decrease in interest expenses was attributable to a decline in interest costs for the convertible notes payable that were partially converted to common stock in the second quarter of 1999. There was $450,000 principal amount of these notes converted resulting in an interest savings of $11,250 compared to the third quarter of 1998. The significant increase in net sales in the quarter ended September 30, 1999 resulted in interest costs being a much lower percentage of net sales compared to the third quarter of 1998.

     Depreciation and amortization expenses were $61,313 in the third quarter of 1999 compared to $19,400 for same quarter in 1998. This increase, $41,913, is almost entirely due to the recognition of $3,616,123 in goodwill that was recorded in connection with Company's acquisitions of ESG and Reddy during the quarter. This goodwill is amortized using a 15-year life and amounted to $40,179 for the quarter.

     Primarily as a result of the above, the Company incurred a net loss of $151,280, or $.059 per share, in the quarter ended September 30, 1999, compared to a net loss of $110,156, or $.083 per share, in the quarter ended September 30, 1998. The net loss in the quarter ended September 30, 1999 is primarily due to above average expenses in the general and administrative areas as a result of acquisition related expenses along with goodwill amortization expense associated with the two acquisitions completed during the third quarter.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net sales of the Company for the nine months ended September 30, 1999 amounted to $2,441,816, an increase of

$809,130 from the net sales of $1,632,686 for the nine months ended September 30, 1999. A total of $662,000 or 82% of the increase was attributable to the two companies acquired by the Company during the third quarter of 1999. The net sales for these acquisitions during the third quarter was $662,000. The balance of the increase, $147,130, was due to increased sales for the surface treatment of fire retardant materials during the nine months ended September 30, 1999 compared to the comparable period in 1998. Net sales for this product line increased 9% compared to the 1998 period.

     Cost of products sold amounted to $1,753,800 and $1,169,433 for the nine months ended September 30, 1999 and 1998, respectively, resulting in a gross margin of $688,016 or 28% of net sales for the first nine months of 1999 compared to $463,253 or 28% of net sales for the comparable period in 1998. The increase in cost of products sold is primarily attributable to the two acquisitions completed during the third quarter of 1999. Costs of products sold from the acquisitions was $470,063 with a gross margin of $191,937 or 29% of net sales. These amounts account for 80% and 85% of the overall increases in costs of sales and gross margin. The balance of the increases was due to increased sales in the minerals processing division of the Company.

     Selling and administrative expenses for the nine months ended September 30, 1999 were $1,010,489, or 41% of net sales, compared to $417,603, or 26% of net sales, in the nine months ended September 30, 1998. Of the $592,886 increase in the 1999 period approximately $120,000 or 5% of net sales is due to major expenses related to the closing of ESG and Reddy during the third quarter of 1999. In addition, $200,000 of the increase in selling and administrative expenses was attributable to the stock compensation expense recognized in the first quarter of 1999 for the hiring of the Company's Chief Operating Officer. This significant non-cash expense was 8% of net sales. Other acquisition related expenses contributing to this increase include legal, accounting, and shareholder professional services, travel, and corporate office relocation to Atlanta, GA.

     Interest expenses were $133,171, or 5% of net sales, in the nine months ended September 30, 1999 compared to

$150,388, or 9% of net sales, for the comparable period in 1998. There were several reasons for the decline including the following: Higher interest costs in the 1998 period due to additional financing required such as an inventory loan and higher interest costs on receivables financing; a decline in convertible notes interest during the second and third quarter of 1999 due to conversion of $450,000 principal amount of debt to common stock which resulted in an approximate interest savings of $16,000; and lastly, the reduction of $100,000 in debt in the third quarter of 1999 for a noteholder who chose to exchange this debt owed for 25,000 shares of common stock in connection with the Company's private placement offering of common stock completed during the third quarter of 1999.

     Depreciation and amortization expenses were $93,930 and $58,201, respectively, for first nine months of 1999 and 1998. The increase of $35,729 was due to the initial recording of goodwill amortization and depreciation from the two acquisitions in the third quarter of 1999. Together this amounted to approximately $47,000. Offsetting this was higher interim depreciation expense occurring during the first nine months of 1998 that was adjusted down during the fourth quarter of 1998.

     Primarily as a result of the above, the Company incurred a net loss of $549,574, or $.305 per share, in the nine months ended September 30, 1999, compared to a net loss of $162,939, or $.123 per share, in the nine months ended September 30, 1998.

Liquidity and Sources of Capital

     The Company had a negative cash flow from operations of $218,660 and $342,998, respectively, in the third quarter of 1999 and first nine months of 1999, compared to a negative cash flow from operations of $17,209 and $64,681, respectively, for the comparable periods in 1998. The negative cash flow for the 1999 periods was primarily attributable to the net cash losses incurred and a large increase in accounts receivable balances as a result of the two acquisitions completed during the third quarter of 1999.

There was an overall net increase in cash at September 30, 1999 compared to June 30, 1999 of $20,582. This was due mainly to the $2,300,000 of net proceeds raised from the Company's private placement of 624,750 shares of common stock at a price of $4.00 per share. A significant portion of this was used for investing activities such as the two acquisitions ($1,550,000), redemption of preferred stock ($375,000), property and equipment purchases ($54,859), and other investments ($101,992). As of September 30, 1999, the Company had a working capital deficit of $591,055, which was approximately $180,000 less than the working capital deficit at June 30, 1999.

     In order to increase available cash to meet expenses in the short term, the Company continued its factoring arrangement for its minerals subsidiary only, which provides for cash advances against invoices to customers during the period in which such invoices are outstanding. Generally, the cost of factoring, similar to interest rates on short term borrowings, is payable on the amounts outstanding and customer payments are then applied directly to advances. Factoring, while not increasing working capital, does provide liquidity of receivables. It is the intention of management to discontinue the use of factoring as soon as practicable.

      On July 30, 1999, AIM Solutions, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of ESG, a Florida corporation, for a total purchase price of $1,950,000, consisting of the payment of $550,000 in cash at closing, the issuance of a promissory note in the amount of $250,000 which bears interest at 3% per annum and the issuance of 383,333 shares of the Company's common stock based on a $3.00 share price, with 191,666 of those shares being held in escrow for distribution on the following schedule: 50% on July 30, 2000 and 50% on July 30, 2001.

     On July 30, 1999, American Internet Media, Inc., a wholly-owned subsidiary of the Company, acquired 100% of the issued and outstanding capital stock of Reddy, a Georgia corporation and owner of 100% of the membership interests of Cereus Bandwith, L.L.C., a Georgia limited liability company. The total purchase price was $2,000,000 consisting of the payment of $1,000,000 in cash at closing and the issuance of

333,333 shares of common stock, based on a $3.00 share price, with such shares being held in escrow for distribution on the following schedule: 50% on July 30, 2000 and 50% on July 30, 2001. Cash paid by the Company in connection with the two acquisitions mentioned above was raised in the consummation on July 30, 1999 of the minimum amount of the Company's private offering of common stock previously mentioned.

     The Company expects to consummate its proposed acquisition of Client Server Solutions, Inc. and CSS Financial Software Sales, Inc. of Atlanta, GA pursuant to a definitive agreement dated May 5, 1999. The agreement calls for a purchase price of $5,175,000 to be comprised of (i) $400,000 in cash, (ii) 983,333 shares of common stock, (iii) promissory notes in the amount of $1,325,000 bearing interest at 8% per annum, $1,149,000 of which are due in six months and $176,000 of which are due in four months, and (iv) promissory notes in the amount of $500,000 bearing interest at 3% per annum and payable 50% in twelve months and the remaining balance in twenty four months. The cash portion of the purchase price is expected to be generated by the sale of $750,000 principal amount of the Company's 15% convertible subordinated notes in a private placement. No assurance can be given as to whether, when or on what terms the proposed acquisition will be consummated.

YEAR 2000 ISSUE

     The Company continued during the third quarter of 1999 monitoring its program to ensure that all significant computer systems are substantially Year 2000 compliant by the year ending December 31, 1999. Specifically, the information technology systems primarily used by the company are deemed to be substantially compliant. For example, the primary computer software applications supporting the accounting and financial reporting systems are vendor supplied and have been certified as Year 2000 compliant by such vendors. In addition, critical automated equipment and machinery used by the Company's minerals processing subsidiary does not have internal date sensitive chips or software that require Year 2000 updates.

     During the current quarter of 1999 efforts have continued in contacting key suppliers and customers regarding each other's plans to handle key Year 2000 issues. The majority of the responses received has been positive and has indicated that most have addressed the issue with a plan and testing. The Company has also been contacted by most of its larger vendors and customers on its readiness for Year 2000.

     The Company will continue to monitor the impact of the Year 2000 issue on its operation and test any software updates or compliance resolutions where appropriate. However, no guarantee can be assumed that some problems caused by the Year 2000 issue will not occur either in interacting with third parties or with the Company's internal systems.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is filed herewith:

         Exhibit No.               Document
         ----------                --------
            27                     Financial Data Schedule


(b) Reports on Form 8-K. The Company filed a Form 8-K on August 11, 1999 reporting the acquisitions of Enterprise Solutions Group, Inc. and The Reddy Group, Inc. including its subsidiary, Cereus Bandwith L.L.C. on July 30, 1999. On October 12, 1999, the Company filed an amendment to the Form 8-K containing the required historical and proforma financial statements and other information related to the acquisitions reported.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AIM GROUP, INC.
November 10, 1999                    By: /s/Paul R. Arena
                                         ----------------
                                    Paul R. Arena
                                    Chairman of the Board,
                                    Chief Executive Officer
                                    and President



November 10, 1999                    By: /s/ Leigh S. Zoloto
                                         -------------------
                                    Leigh S. Zoloto
                                    Chief Financial Officer,
                                    Secretary and Treasurer