Form 10KSB/A
period 1998-12-31
CEREUS TECHNOLOGY PARTNERS INC
filed 2000-01-19
CIK 928032

Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
 (MARK ONE)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
      THE YEAR ENDED DECEMBER 31, 1998

                                      or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _____ to _____

                        Commission file number 33-82468
                                               --------

          CEREUS TECHNOLOGY PARTNERS, INC. (Formerly AIM GROUP, INC.)
          -----------------------------------------------------------
             (Exact name of small business issuer in its charter)

                    DELAWARE                         13-3773537
         -------------------------------        -------------------
         (State or other jurisdiction of          I.R.S. Employer
         incorporation or organization)         Identification No.)

         1000 Abernathy Road, Suite 1000
         Atlanta, Georgia                                 30328
         ----------------------------------------      ----------
         (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (770)668-0900

      The undersigned registrant hereby amends the following item of its Annual Report on Form 10-KSB for the year ended December 31, 1998, as set forth in the pages attached hereto:

            Part II - Item 7       -  Financial Statements - auditor's report
                                      for prior year
            Part III - Item 13(a)  -  Exhibits - auditor's consent


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CEREUS TECHNOLOGY PARTNERS, INC.
                                       (Formerly AIM Group, Inc.)

                                    By: /s/PAUL R. ARENA
                                        ----------------
                                        Paul R. Arena
                                        Vice Chairman of the Board
                                        and President

Date: January 18, 2000

          CEREUS TECHNOGY PARTNERS, INC. (Formerly, AIM Group, Inc.)


AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998


      The Annual Report on Form 10-KSB of Cereus Technology Partners, Inc., which prior to December 1, 1999 was named AIM Group, Inc.(the "Company"), for the year ended December 31, 1998 included the independent auditor's report relating to the Company's balance sheet as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended. The auditor's report stated that the Company's financial statements at December 31, 1997 and for the years ended December 31, 1997 and 1996, were audited by other auditors. The purpose of this amendment is to include in the Form 10-KSB for the year ended December 31, 1998 the independent auditor's report relating to such prior years.


PART II

Item 7.     FINANCIAL STATEMENTS

      The following independent auditor's report of M.A. Cabrera & Company P.A., dated March 13, 1998, relating to the Company's balance sheet at December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, is hereby included in the Company's Form 10-KSB for the year ended December 31, 1998.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes A and B to the financial statements, the Company as incurred continuing losses from operations, has insufficient cash flow from operations, has substantial non-earning assets and is dependent on very few customers. These items raise substantial doubt about its ability to continue as a going concern.
Management's  plans  regarding those matters are also discussed in Notes A and
B. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                                   M.A. Cabrera & Company P.A.

Plantation, Florida
March 13, 1998

PART III

Item 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

            (a)   The following exhibit is filed herewith.

            Exhibit Number           Document
            --------------           --------

                  23                 Consent of Accountants