Form 10KSB40
period 1999-12-31
CEREUS TECHNOLOGY PARTNERS INC
filed 2000-04-14
CIK 928032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                       -----------------------------------

[MARK ONE]

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _________ to ________

                        Commission file number 000-30522
                    ----------------------------------------
                        CEREUS TECHNOLOGY PARTNERS, INC.
                 (Name of Small Business Issuer in its charter)

                 DELAWARE                                 13-3773537
 ----------------------------------------     ----------------------------------
         (State of Incorporation)             (IRS Employer Identification No.)
     1000 Abernathy Road, Suite 1000

                Atlanta, GA                                 30328
 ----------------------------------------     ----------------------------------
 (Address of principal executive offices)                (Zip Code)


         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 668-0900
                            -------------------------
      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS                NAME OF EXCHANGE ON WHICH REGISTERED
           NONE                                       NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (TITLE OF CLASS)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ---    ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $1,695,853.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a date specified within the past 60 days. $124,901,177 based upon the average bid and asked price as of March 31, 2000.

     The number of outstanding shares of the Registrant's Common Stock was 8,921,777 shares as of March 31, 2000.

     Transitional Small Business Disclosure Format (check one):
Yes       No X
   ---      ---

                        -------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the issuer's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-KSB.

The statements in this annual report on Form 10-KSB relating to matters that are not historical facts, including, but not limited to, statements found in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from expectations. These include, without limitation, those set forth under "Item 1. Business". These and other risks are set forth in the reports filed by the Company with the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Cereus Technology Partners, Inc. (the "Company" or "Cereus"), known as AIM Group, Inc. prior to December 1, 1999, adopted a new business strategy in July 1999 to provide business application software and services through traditional delivery methods and Web based delivery methods. To facilitate its new business strategy during 1999 Cereus acquired Client Server Solutions, Inc. ("CSS"), Enterprise Solutions Group, Inc. ("ESG") and Reddy Group, Inc. and subsidiary, Cereus Bandwidth, LLC (collectively, "Cereus Bandwidth"). On July 30, 1999, the Company acquired ESG and Cereus Bandwidth and on November 15, 1999, the Company acquired CSS. CSS and ESG provide business application software and services to the middle market through traditional delivery methods. CSS and ESG are focused on enterprise resource planning ("ERP") applications that consist of integrated financial, administrative, payroll and human resource, manufacturing, distribution, point-of-sale and inventory management software. Those applications are supported by software that includes management information systems ("MIS") and data base management of sales and marketing information. Cereus Bandwidth is a provider of Internet-based technology services to small and middle market companies.

         In the first quarter of 2000, the Company recruited a new executive management team, appointed a new board of directors and changed its strategic direction. The new management team made the decision to transform the Company from an ERP implementation and consulting business to a web integration and application service provider ("ASP") business. This new strategy has the Company focusing on web integration services for a suite of business software products as well as hosting that software remotely with access through the Internet. These services are designed to allow small to medium-sized companies (annual sales from approximately $25 million to $500 million) to outsource much of their business software needs and information technology (IT) requirements via Internet connectivity. The Company also plans to aggressively pursue the acquisition of other businesses engaged in Internet-related business software solutions.

         The Company has been engaged since its incorporation in 1994 in the development of specialized minerals and the operation of specialty materials projects ("Mineral Operations"). The Company operates a surface modification facility in Arkansas for industrial minerals used as fillers and is endeavoring to develop a cement additive application for a silica/kaolinite rock mined on property leased by the Company in Arizona. Although the Company continues to be engaged in the industrial minerals and specialty materials business and the operation of its industrial filler surface modification plan, in the fourth quarter, 1999, the Company made the decision to discontinue its Minerals Operations and either sell or close the operations. In connection with this decision the Company recorded an impairment charge of approximately $3 million to adjust the historical value of the mining assets to their fair value. In addition, the Company has accrued approximately $.5 million for severance and transaction costs associated with its disposition of this segment. On March 31, 2000 the Company entered into an agreement to sell its minerals businesses for approximately $980,000, including approximately $340,000 in working capital contributions, to the Company's former Chairman of the Board (the "Mineral Transaction"). The Mineral Transaction is expected to close in the second quarter of 2000.

INTERNET AND BUSINESS SOLUTIONS SOFTWARE BUSINESS

         As stated above, the Company has, since July 1999, been engaged in, and, upon the consummation of the Mineral Transaction, will be solely engaged in, the development and marketing of ASP solutions, web integration and other IT business application software and consulting services to small and medium-sized companies. The businesses of Cereus Bandwidth and ESG, which the Company acquired on July 30, 1999, and the business of CSS, which the Company acquired on November 15, 1999 are described below.

                  CEREUS BANDWIDTH. Cereus Bandwidth, which is based in Atlanta, Georgia and commenced operations in 1996, has been primarily engaged in providing ISP and related Internet consulting services to small and medium-sized businesses. Cereus Bandwidth also has marketed its Internet access services to the "small building," combined office and hotel and conference room markets. ISP revenues are primarily derived from monthly subscription fees charged to customers for services rendered. Agreements entered into by Cereus Bandwidth with its subscribers are terminable by the subscriber.

                  ESG. ESG, based in West Palm Beach, Florida, was formed in March 1996 and is primarily engaged in the marketing and sale of ERP products, including payroll and human resource software products. ESG's revenues are primarily derived from the sale of software products, as well as fees paid by its customers for its consulting services. ESG is dependent upon its agreements with four software publishers whose products it sells, and such agreements are terminable by such software publishers upon 30 days prior notice.

                  ESG is a certified "value added reseller" (VAR) for a number of prominent software houses, and has experienced consistent growth in providing accounting software solutions with consulting implementation services. Its clients include health care, transportation, distribution, service, international and charitable organizations.

                  CSS. CSS, formed in 1996, has offices in Atlanta, Georgia and Miami and Tampa, Florida, and has been engaged in providing computer consulting services to small and medium sized businesses in the eastern U.S. and to a much lesser extent in certain foreign markets. It (i) develops customized financial, administrative, distribution, point-of-sale and inventory management software and provides related data base management and other computer consulting services; and (ii) resells, as a VAR, packaged accounting and project management software products. CSS' most significant source of packaged software products in 1999 was Epicor Software Corporation (formerly Platinum Software Corporation). The Company is dependent upon its agreements with approximately five publishers of packaged software products, whose agreements may be terminated upon 30 days prior notice.

                  CSS specializes in the resale of Epicor (formerly Platinum) financial management software products, development services and electronic commerce. CSS provides clients with options for software implementation, consulting and development services including system selection and screening, application development, project management and professional services, business analysis and development of system requirements, and Web based application development. Included in CSS' staffing are specialists with the knowledge base to solve growing business requirements.

                  CSS emphasizes the furnishing of consulting services to, and servicing of, small to medium sized organizations as well as reselling packaged accounting and project management software solutions. CSS is currently represented with offices and home-based consultants in major cities across the nation, including Atlanta, Dallas, Fort Lauderdale, Hartford, Miami, Raleigh and Tampa.

         CONSOLIDATION OF ACQUIRED COMPANIES AND BUSINESS STRATEGY.

                  The Company's new business strategy is to focus the business on web integration services and application service provisioning to small and medium-sized companies (annual sales from approximately $25 million to $500 million), serving as a single-source, Web application service provider with expertise in ASP, IT strategy, Internet application and development services, business-to-business e-commerce and training as well as the legacy ERP software.

                  The Company's near term goals are to (i) ensure that all services and programs of the three acquired companies continue on a scheduled course so the Company continues to meet its contractual obligations and (ii) integrate the three technology organizations in order to focus on the new long-term strategy.

                  The Company believes it is well positioned to participate in the expanding business of providing ASP services. ASP services make it possible for clients to access and use leading software packages without all of the costs of owning and managing the IT infrastructure that would otherwise be required. American business is undergoing a major change in how corporate software is purchased and used. Customers now desire the latest software applications to gain a competitive edge, but do not have the technical and financial resources to support such complex expansion. Many companies, particularly in the middle market , seek service organizations that will provide a transition path, both economically and structurally, to achieve these goals. These customers now find the ASP business solution acceptable due to three converging trends: (i) the mass adoption of the Internet as a viable and secure information transmission medium; (ii) increased server processing power; and (iii) easier access to complex application server software. Today, high quality software is available via real-time access from centrally hosted data centers where rentable software is accessed over high-speed networks for the Internet. As opposed to the old practice in which corporate software was purchased and managed internally, the new ASP environment permits outsourcing, via the Internet, of corporate software that is leased. The Company believes that customers using ASP services should experience increased efficiencies as well as significant cost savings due to the reduction of internal IT staffing, computer hardware capital expenditure and network connections as well as the ability to lease only those modules that are applicable to the customer's business operations.

                  The Company emphasizes customer training in connection with its marketing of IT Services. The Company's current customer training curriculum, which focuses primarily on business software applications, also educates clients on the opportunities available utilizing Internet-related technology as well as new Internet applications available to support their software and general business practices.

                  The Company has introduced an application service provider program consisting of a wide range of business applications software and Internet solutions. Under the program, companies will be able to lease both business software applications as well as Internet capabilities. The Company's plan is to create a total solution which allows customers to rent or lease application services.

                  The Company currently operates a National Data Center ("NDC") located in Atlanta, Georgia. This facility supports the ongoing services for its business applications and Internet business units. The NDC is operational 7 days a week, 24 hours a day and has the ability to host database structures of all sizes as well as provide redundancy for those organizations seeking secure data backup. The Company has high-speed communications capabilities in place for its customers.

                  In order for the Company to be able to furnish a broad range of services and products to its customers, it has initiated new alliance partnerships with major business application software publishers. Lawson Software recently selected the Company to represent its product lines in the southeast as well as selected U.S. cities. Acuity Financial Software, a business application software of the Sage Group, provides to the Company an additional offering of financial and project management software that addresses specific needs of current and future customers. The Company has entered into a marketing alliance with Firstwave Technologies, Inc., pursuant to which the Company markets that company's web-based relationship management applications and hosting, consulting and integration services. The Company's distribution agreement with Clarus provides our customers with a Web based procurement solution.

                  In addition to the above business application software alliances, the Company plans to continue to build upon strategic relationships previously established by the companies that the Company recently acquired. Included in this group is IBM Corporation. IBM selected the Company to be a testing partner for a range of hardware products. The role of the Company has been to test new IBM products for functional viability and usage by the to-be-targeted end-user group. In addition, the Company was designated as a Microsoft Solution Provider, a status achieved through a strict process of technical testing and resource staffing. It is the goal of the Company to expand these strategic relationships as well as create new business partnerships to enhance its service and product capabilities.

COMPETITION.

                  The Internet-related and IT services market is very competitive and the number of competitors is rapidly increasing. The substantial growth and potential size of the Internet market have attracted many start-ups as well as expansion of existing businesses in many industries. In the market for Internet-enabled application software and network solutions, the Company competes on the basis of performance, price, software functionality and overall network design. Potential competitors include certain of the "big five" accounting firms and previously affiliated consulting firms, systems consulting and implementation firms, service groups of computer equipment companies, facilities management companies, general management consulting firms and programming companies.

                  The Company believes that the breadth of its services and capabilities and focus on small to medium-sized business customers results in a favorable competitive position. For example, the Company is able to perform the complete set of services required for enabling e-business, which includes strategic management and IT consulting, enterprise applications, enterprise and network integration, application hosting and custom business solutions.

EMPLOYEES

         At December 31, 1999, the Company had a total of 64 full-time employees in its Internet and business solutions software business, including 10 sales and marketing personnel, 25 software consultants representatives, 20 programmers and developers and 9 general, administrative and financial personnel. In addition, as of that date, the Company retained 5 programmers/developers/ consultants under contract. None of the Company's employees are covered by collective bargaining agreements.

INDUSTRIAL MINERALS AND SPECIALTY MATERIALS BUSINESS

SURFACE MODIFICATION OF INDUSTRIAL FILLERS

         GENERAL. The Company's surface modification plant, which commenced operations in April 1994, is in Malvern, Arkansas. The plant processes mineral fillers used by the plastics and elastomer industries. The process is surface modification with silane, resulting in improved mechanical, electrical and physical properties of the end products. Typical fillers treated include clay, mica, alumina trihydrate, wollastonite, magnesium hydroxide and microspheres. The plant's surface modification treatments are marketed under the Uni-Kote(R) label.

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

         The gross profit margin for the Company's toll processor surface modification business is approximately 80%, as compared to approximately 25% for the finished product surface modification business. The percentage of the Company's total sales represented by toll processor operations (as opposed to finished product sales) amounted to 4% in 1998 and 4% in 1999.

         Composites containing surface modified fillers are used in the electronics, transportation, construction materials and appliance industries. Surface modified fillers can decrease the amount of resin used in a composite, providing cost savings, improved performance and enhanced safety for the end user.

         PLANT CAPACITY. The Malvern surface modification facility has an estimated capacity of treating approximately 7,200 tons of customer filler per year on a two-shift, five day per week basis. During 1998 and 1999, the Company operated on a one-shift per day basis and treated approximately 1,600 tons and 1,500, respectively, of customer fillers.

         CUSTOMERS. Approximately 90% of the Company's sales of surface modified fillers in 1999 were surface modified alumina trihydrate. Other minerals modified by the Company include magnesium hydroxide, microspheres, talc and nepheline syenite. During 1998 and 1999, the Company's major customer accounted for approximately 61% and 52%, respectively, of the Company's sales revenues. The loss of that customer, to whom the Company sells finished products and does not act as a toll processor, would have a materially adverse effect on the Company. The Company has no long-term contractual arrangement with that customer and no assurance can be given as to the amount of future sales that may be made by the Company to that customer.

         COMPETITION. The Company's surface modification products are sold in highly competitive markets which are influenced by price, profit performance, customer location, service and general economic conditions. The Company competes with other mineral suppliers and toll processors in the filler surface modification industry. Many of such companies are substantially larger and more diversified than the Company.

PROCESSING AND MARKETING OF KLANNERITE(R)

         OVERVIEW. The Company, through its UMC (Arizona) subsidiary, leases the Viva Luz Mine in Mojave County in Arizona pursuant to a lease that expires in March 2004. The lease, however, is subject to a further term in perpetuity provided the property is in operation and is generating minimum royalties. The lease permits the exploration of the property and removal of the mineral over the remaining term and calls for the payment of a production royalty of 5% of the total consideration obtained for the mineral less transportation costs, subject to a minimum royalty of $5,000 per year.

         The geology of the Viva Luz Mine is that of a zone system of hydrothermally altered rocks. The mine is located directly on a natural fault which acted as the natural plumbing system for hot, corrosive waters which eliminated a majority of impurities, producing the distinctive and unique white rock that is a pure, uniform, porous rock that has the trade name Klannerite(R). In the 1950s, the white sandy mineral was used as roofing granules because of its insulating capabilities and its proposed use is as an additive to concrete.

         ORE RESERVES. The Viva Luz Mine is a cristobalite, quartz and Kaolinite deposit with proven and probable ore reserves. The deposit is classified into three different grades, K1, K2 and K3. Based on the independent ore reserve report of Rio Services, Inc., dated May 1992, the highest grade of K1 has an estimated mineral deposit of approximately 262,000 short tons (i.e., 2,000 lbs) of proven reserves and 78,000 short tons of probable reserves, for a total of approximately 340,000 short tons of proven and probable reserves, and the two lower grades, K2 and K3, have a total estimated reserve of approximately 1,350,000 short tons of probable reserves.

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

         The mineral deposit outcrops at the surface and most of the overburden has been removed. Thirteen six-inch dry rotary holes were drilled to block out an ore reserve and verify the quality of the rock. Hole depths ranged from 100 to 240 feet, and samples were collected using an air cyclone and splitter, every five feet through the ore zone. Thirteen cross sections were constructed in AutoCad and used to calculate the above proven ore reserves. An estimated 82% of the mineral is recoverable in the mining and beneficiation process. The loss in the recovery process was taken into account in calculating the above ore reserve data.

         MARKETING. Recently, the State of Arizona, Department of Transportation accepted Klannerite(R) as meeting within their specifications for a type 2 cement application, ASTM C 618 tested and passed. A market study shows that initial sales for this project should be 25,000 tons/year, and grow to 50,000 tons/year in 4 years.

         COMPETITION. The pozzolan market can be divided into three sectors based on price: a) low cost pozzolan, selling for about $35 per ton delivered, and dominated by fly ash and blast furnace slag; b) mid priced pozzolan, selling for about $80 per ton delivered, and dominated by calcined shales and tuffs; and
c) high priced pozzolan, selling for about $160 per ton or more, delivered, and dominated by silica fume and calcined kaolin. The higher priced pozzolans have better performance characteristics. Klannerite will compete in the $80 per ton market.

EMPLOYEES

         At December 31, 1999, the Company employed 9 full-time employees in its industrial minerals and specialty materials business. Activities at the Viva Luz Mine are conducted under contract with a third party. None of the Company's employees are covered by collective bargaining agreements.

FACTORS AFFECTING FUTURE OPERATING RESULTS INVESTOR INTERESTS

         This Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates" and other similar expressions or variations of such words are intended to identify these forward-looking statements. Additionally, statements concerning future matters such as the development of new products, services, alliances, technologies and other statements regarding matters that are not historical fact are forward-looking statements. Forward-looking statements involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         Factors that could cause or contribute to such differences include, but are not limited to: (i) the fact that the Company historically has incurred net losses, had a deficit in retained earnings of approximately $8,835,000 and a working capital deficit of approximately $6,250,000 at December 31, 1999, and may not be able to operate profitably in the future; (ii) the Company's very limited history in the information technology, Internet-related and business solutions software business; (iii) the possible unavailability to the Company of adequate financial resources to fund its operations and planned growth; (iv) the highly competitive and speculative nature of the IT and Internet-related industry and the very rapidly changing technology in both computer hardware and software systems relating to that industry; (v) the fact that the ASP industry is in its infancy and no assurance can be given that the Company's ASP services will achieve market acceptance; (vi) the Company's dependence upon third party suppliers to provide key components for the Company's ASP services as well as its software vendor relationships which are non-exclusive and subject to termination; (vii) the security risks associated with the secure transmission of confidential information in the Company's ISP and ASP activities; (viii) the creditworthiness of the Company's clients; (ix) the Company's dependence upon key personnel and its ability to attract and retain key employees; (x) the risks associated with the Company's planned growth, both internal and through the acquisition of other companies, and the fact that the Company may not be able to effect acquisitions of other companies on favorable terms; and (xi) the fact that no assurance can be given as to whether the Mineral Transaction will be consummated.

         Additional factors that could adversely affect the market for the Company's common stock include (i) the limited historical public market for the common stock; (ii) the potential dilutive consequences of there being outstanding options, warrants and convertible securities entitling their holders to purchase approximately 9,069,278 shares of common stock at an average exercise price of $7.34 per share; and (iii) the Company's intention to not declare any dividends on its common stock in the foreseeable future.


ITEM 2.  PROPERTIES

         EXECUTIVE OFFICES. In September 1999, the Company relocated its executive offices to 6,000 square feet of space leased in an office building located in Atlanta, Georgia at an annual rental of $173,750 under a lease expiring on December 31, 2004.

         INTERNET AND BUSINESS SOLUTIONS SOFTWARE SOLUTIONS BUSINESS. On January 1, 2000, the Company entered into a new lease for 8,000 additional square feet in the above referenced office building in Atlanta, Georgia for an annual rental of $220,800 under a lease expiring December 31, 2004. The Company also leases 3,800 square feet of office space in West Palm Beach, Florida at an annual rental of $72,200 under a lease expiring in April 2004.

         INDUSTRIAL MINERALS AND SPECIALTY MATERIALS BUSINESS. UMC (Arkansas) owns a 9,050 square foot industrial building in Malvern, Arkansas which contains the Company's surface modification facility. The building includes 1,850 square feet of laboratory and office space and is situated on 3.75 acre site. The Company has a collateral mortgage on the property that had a principal balance of approximately $187,430 at December 31, 1999.

         UMC (Arizona) leases the Viva Luz Mine, which is located on an 80 acre site located in Mojave County, Arizona, pursuant to a lease that expires in March 2004. The lease, which calls for the payment of a production royalty of 5% of the gross consideration obtained for the minerals mined less transportation costs, subject to a minimum royalty payment of $5,000 per year, provides for a further term in perpetuity as long as the property is in operation and is generating minimum royalties.

         The Company also leases executive suites in Tampa and Fort Lauderdale on a month to month basis. The monthly rental rate for each of these leases is approximately $500.

         Additionally, the Company is obligated under the remaining term of the CSS lease. The lease obligation is approximately $49,000 in 2000 and $12,000 in 2001.

         In the opinion of management of the Company, its properties are adequately covered by insurance and are adequate for its immediate needs and that additional or substitute space is available to accommodate growth and expansion.

ITEM 3.LEGAL PROCEEDINGS

         From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse affect on the Company's financial condition or results of operations.


ITEM 4. SUBMISSION  OF  MATTERS  TO  A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on November 30, 1999.

         There were five matters voted on at the Annual Meeting. A brief description of each of these matters, and the results of the votes thereon, are as follows:

         1.       Election of Directors


                     Nominees                                 For          Against        Abstain
                     --------                                 ---          -------        -------
                  Paul R. Arena                            2,294,847          70           2,002

                  Ernest W. Purcell                        2,294,377         540           1,682

                  K. Pramod Reddy                          2,294,378         540           1,682

                  Ronald Roswell, Jr.                      2,294,847          70           1,682


         Each of the foregoing nominees was elected and each of Ernest W. Purcell, K. Pramod Reddy, Ronald Roswell, Jr. and Paul R. Arena continued to serve as a director following the Annual Meeting until their resignations in January 2000, other than Mr. Arena who resigned effective as of March 31, 2000.

         2. To approve a proposed amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 12 million to 50 million, and the results of the votes thereon are as follows:

                            For                 Against             Abstain
                            ---                 -------             -------
                         2,263,847              31,005               1,733


         3. To approve a proposed amendment to the Company's Certificate of Incorporate increasing the number of authorized shares of the Company's preferred stock from 1 million to 10 million shares, and the results of the votes thereon are as follows

                            For                 Against             Abstain
                            ---                 -------             -------
                         1,475,564              85,715               4,174


         4. To approve a proposed amendment to the Company's Certificate of Incorporation changing the Company's name to Cereus Technology Partners, Inc., and the results of the votes thereon are as follows:

                            For                 Against             Abstain
                            ---                 -------             -------
                         2,235,043              10,871              19,686


         5. To approve a proposed amendment to the Company's 1997 Stock Option Plan increasing the total number of shares of Common Stock authorized for issuance under such Plan from 250,000 to 3 million shares, and the results of the votes thereon are as follows:

                            For                 Against             Abstain
                            ---                 -------             -------
                         1,477,957              85,815               1,681



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock has been quoted in the Over the Counter Bulletin ("OTC-BB") under the trading symbol "CEUS" since December 1999. Prior to December 1999, the Company's Common Stock was quoted in the OTC-BB under the trading symbol "AIMG," and from April 1995 until April 23, 1999, the Company's Common Stock was listed for trading on the Vancouver Stock Exchange (the "VSE").

         As of March 7, 2000, there were approximately 486 holders of record of the Company's Common Stock.

         The following table sets forth the high and low sales prices per share of the Company's Common Stock as reported on the VSE for fiscal year 1998 and 1999 through April 23, 1999 and the high and low bid prices per share of the Company's Common Stock as reported on the OTC-BB from April 23, 1999 to December 31, 1999. The high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not represent actual transactions.

FISCAL YEAR 1998                              HIGH                 LOW
                                              ----                 ---
First Quarter....................           $  2.75             $   .90
Second Quarter...................              3.25                1.95
Third Quarter....................              4.00                3.00
Fourth Quarter...................              3.50                2.50

FISCAL YEAR 1999
First Quarter....................           $  4.50             $  3.00
Second Quarter...................              6.75                3.25
Third Quarter....................              5.50                4.15
Fourth Quarter...................              5.31                3.38


         The Company has never paid or declared cash dividends and currently intends to retain any future earnings for the operation and expansion of its business. Any determination to pay cash dividends in the future will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects, restrictive debt covenants and such other factors as the Board of Directors deems relevant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the amount of certain items included in the Company's Statement of Operations:


                                                                        YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                          1999            1998
                                                                    -------------    ------------
Net sales                                                           $   1,695,853           --
Cost of sales                                                           1,935,121           --
                                                                    -------------    ------------
    Gross loss                                                           (239,268)          --
                                                                    -------------    ------------

Selling, general, and administrative expenses:
    Stock compensation expense                                          1,063,300           --
    Amortization expense                                                  680,833           --
    Other selling, general and administrative expenses                    960,952           --
                                                                    -------------    ------------
        Total selling, general and administrative expenses              2,705,085           --
                                                                    -------------    ------------

                                                                        YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                          1999            1998
                                                                    -------------    ------------
    Operating loss                                                     (2,944,353)             --
Interest expense, net                                                     513,242              --
                                                                    -------------    ------------
    Loss before income taxes and
     discontinued operations                                           (3,457,595)             --
Income Tax                                                                     --              --
                                                                    -------------    ------------
    Loss before discontinued operations                                (3,457,595)             --
                                                                    -------------    ------------
Discontinued operations:
    Loss from discontinued operations                                    (239,957)   $   (351,606)
    Loss on disposal of discontinued operations                        (3,486,297)             --
                                                                    -------------    ------------
                                                                       (3,726,254)       (351,606)
                                                                    -------------    ------------
    Net Loss                                                        $  (7,183,849)   $   (351,606)
                                                                    =============    ============
Loss per share-basic and diluted                                    $       (1.57)             --
    Loss before discontinued operations                                     (1.69)          (0.27)
                                                                    -------------    ------------
    Discontinued net loss                                                   (3.26)          (0.27)
Imputed noncash preferred stock dividend                                       --           (0.05)
                                                                    -------------    ------------
    Loss available to common shares                                 $       (3.26)          (0.32)
                                                                    =============    ============
Weighted average common shares outstanding                              2,198,690       1,325,016
                                                                    =============    ============


YEARS ENDED DECEMBER 31, 1999 AND 1998

         The results from continuing operations for 1999 were derived from the operations of the three companies acquired during 1999. On July 30, 1999, the Company acquired Cereus Bandwith and ESG, and on November 15, 1999, the Company acquired CSS. CSS and ESG provide business application software and services to the middle market through traditional delivery methods. Cereus Bandwith is a provider of Internet-based technology services to small and middle market companies.

         Revenues of approximately $1,696,000 for 1999 were derived principally from sales of software, consulting and development fees and Internet service fees.

         Cost of sales of approximately $1,935,000 for 1999 primarily reflect the cost of software products and consulting, development and other direct labor costs associated with the 1999 revenue.

         Stock compensation expense of approximately $1,063,000 in 1999 represents non-cash charges related to the granting of stock options and warrants to employees and others during 1999 and related shares issued to employees as part of an acquisition.

         Amortization of goodwill of approximately $681,000 reflects the amortization expense for 1999 related to the goodwill associated with the three acquisitions during 1999.

         Other selling, general and administrative fees for 1999 of approximately $961,000 primarily relate to payroll expenses, professional services fees, travel expenses, bad debt expenses and other overhead costs, including depreciation and rent.

         Interest expense of approximately $513,000 for 1999 includes approximately $373,000 of amortization expense related to the discount on the Subordinate Notes issued in 1999.

         Loss from discontinued operations of approximately $240,000 for 1999 and $352,000 for 1998 represent the losses for the mineral operations for those respective periods.

         Loss on disposal of discontinued operations of approximately $3,486,000 in 1999 reflect the write-down of the book value of the mining companies to fair market value plus an additional accrual for severance and transaction costs associated with its disposition of these companies.

LIQUIDITY AND SOURCES OF CAPITAL

         Cereus has been funded using both equity and debt financing and, most recently, from the proceeds of a private equity placement of common stock and warrants completed on February 8, 2000. The net proceeds to the Company from this private equity placement were approximately $20 million, and upon the exercise in full of the warrants issued as part of such private equity placement, the Company will receive additional proceeds of approximately $40 million. As of December 31, 1999, we had a working capital deficit of approximately $6,250,000. Cash used in continuing operating activities was approximately $654,000 for the year ended December 31, 1999. Cash used in operations, including discontinued operations, was approximately $1,006,000 in 1999 compared with cash used in operations of $164,000 in 1998. This reflects the cash used in continuing operating activities in 1999 as well as the change in operating assets of both continuing and discontinued operations.

         Cash used in investing activities was approximately $2,118,000 in 1999 compared to $85,000 in 1998. This resulted from the acquisition of Cereus Bandwidth, ESG and CSS during the 1999.

         Net cash provided by financing activities was approximately $2,799,000 in 1999 compared with $564,000 in 1998. The increased cash resulted from several rounds of debt and equity funding in 1999.

         Overall the Company used approximately $325,000 in cash in 1999 compared with cash provided of $315,000 in 1998. The cash activity depicted above is consistent with the new business strategy. We anticipate our expenditures will be significant as we continue to expand our ASP and web integration strategy but we believe our liquidity and capital resources will be sufficient to satisfy our cash requirements for the next 12 to 18 months, excluding any acquisitions or significant hiring activities. In the event additional capital resources are required, we will attempt to raise additional equity and debt capital. There can be no assurance that we will be able to raise such funds, however, if necessary we can reduce expenses or revaluate our strategy for further cost reductions.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES:
      Independent Auditors'Reports.................................................................     14

      Consolidated Balance Sheet, as of December 31, 1999...........................................    16

      Consolidated Statements of Operations for Years Ended December 31, 1999 and 1998..............    18

      Consolidated Statements of Stockholders' Equity for Years Ended December 31, 1999 and 1998....    19

      Consolidated Statements of Cash Flows for Years Ended December 31, 1999 and 1998..............    20

      Notes to Consolidated Financial Statements....................................................    22

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Cereus Technology Partners, Inc.:

We have audited the accompanying consolidated balance sheet of Cereus Technology Partners, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cereus Technology Partners, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                             KPMG LLP

Atlanta, Georgia
April 3, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Cereus Technology Partners, Inc.


         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Cereus Technology Partners, Inc. and subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cereus Technology Partners, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.






                                           Moore Stephens Frost



Little Rock, Arkansas
January 28, 1998 (Except for note 3, for which the date is March 31, 2000)

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                December 31, 1999


                                        ASSETS


Current assets:
    Accounts receivable, less allowances
       of $551,000                                                   $        814,892
    Prepaid expenses and other current assets                                 145,120
    Assets of discontinued operations held for sale                           640,000
                                                                     ----------------
                         Total current assets                               1,600,012
                                                                     ----------------
Property and equipment, net                                                   304,166
Goodwill, net of accumulated amortization of $680,833                      11,348,425
Other assets                                                                  305,976
                                                                     ----------------
                                                                     $     13,558,579
                                                                     ================



See accompanying notes to consolidated financial statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                          $        107,702
    Notes payable and short-term debt                                              3,351,163
    Accounts payable                                                               1,976,411
    Accrued expenses and other current liabilities                                 1,776,783
    Accrued stock compensation                                                       638,300
                                                                            ----------------
                   Total current liabilities                                       7,850,359
Long-term debt                                                                        36,463
                                                                            ----------------
                   Total liabilities                                               7,886,822
                                                                            ----------------
Stockholders' equity:
    Preferred stock                                                                       --
    Common stock                                                                      40,627
    Additional paid-in capital                                                    15,481,923
    Accumulated deficit                                                           (8,835,482)
                                                                            ----------------
                   Total                                                           6,687,068
    Less notes receivable from stockholders                                       (1,015,311)
                                                                            ----------------
                   Total stockholders' equity                                      5,671,757
                                                                            ----------------
Commitments and contingencies                                               $     13,558,579
                                                                            ================

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations
                     Years ended December 31, 1999 and 1998

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                                1999            1998
                                                             -----------     ---------
Net sales................................................... $ 1,695,853            --
Cost of sales...............................................   1,935,121            --
                                                             -----------     ---------
      Gross loss............................................    (239,268)           --
                                                             -----------     ---------
Selling, general, and administrative expenses:
  Stock compensation expense................................   1,063,300            --
  Amortization expense......................................     680,833            --
  Other selling, general, and administrative expenses.......     960,952            --
                                                             -----------     ---------
      Total selling, general, and administrative
        expenses............................................   2,705,085            --
                                                             -----------     ---------
      Operating loss........................................  (2,944,353)           --
Interest expense, net.......................................     513,242            --
                                                             -----------     ---------

      Loss before income taxes and discontinued
        operations..........................................  (3,457,595)           --

Income taxes from continuing operations                               --            --
                                                             -----------     ---------
      Loss before discontinued operations...................  (3,457,595)           --
                                                             -----------     ---------
Discontinued operations:
  Loss from discontinued operations.........................    (239,957)     (351,606)
  Loss on disposal of discontinued operations...............  (3,486,297)           --
                                                             -----------     ---------
                                                              (3,726,254)     (351,606)
                                                             -----------     ---------
      Net loss.............................................. $(7,183,849)     (351,606)
                                                             ===========     =========

Loss per share -- basic and diluted:
  Loss before discontinued operations....................... $     (1.57)           --
  Discontinued operations...................................       (1.69)        (0.27)
                                                             ===========     =========
      Net loss..............................................       (3.26)        (0.27)
Imputed noncash preferred stock dividend....................          --         (0.05)
                                                             -----------     ---------
      Loss available to common shares....................... $     (3.26)        (0.32)
                                                             ===========     =========
  Weighted average common shares outstanding................   2,198,690     1,325,016
                                                             ===========     =========

See accompanying notes to consolidated financial statements.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                     Years ended December 31, 1999 and 1998


                                                                    PREFERRED                       COMMON
                                                            ------------------------       --------------------------
                                                             SHARES          AMOUNT          SHARES          AMOUNT
                                                            --------      ----------       ---------      -----------
Balances at December 31, 1997                                     --      $       --       1,326,685      $    13,267
Issuance of 150,000 shares of preferred stock                150,000         150,000              --               --
Cashless exercise of stock options                                --              --           2,476               25
Imputed noncash dividend on preferred stock                       --              --              --               --
Net loss                                                          --              --              --               --
                                                            --------      ----------       ---------      -----------
Balances at December 31, 1998                                150,000         150,000       1,329,161           13,292
Issuance of common stock for convertible notes                    --              --         214,287            2,143
Issuance of common stock in secondary offering                    --              --         624,750            6,248
Issuance of common stock and note receivable to acquire
      common stock in connection with acquisitions                --              --       1,749,999           17,500
Conversion of outstanding preferred stock                   (150,000)       (150,000)         75,000              750
Common stock granted for services                                 --              --          66,666              667
Cashless exercise of stock options                                --              --           2,741               27
Discount on subordinated debt                                     --              --              --               --
Net loss                                                          --              --              --               --
                                                            --------      ----------       ---------      -----------
Balances at December 31, 1999                                     --      $       --       4,062,604      $    40,627
                                                            ========      ==========       =========      ===========



                                                            ADDITIONAL                            NOTES
                                                             PAID-IN       RETAINED           RECEIVABLE FROM        TOTAL
                                                             CAPITAL       EARNINGS            SHAREHOLDERS          EQUITY
                                                           ----------     ----------            ----------         ---------
Balances at December 31, 1997                               4,242,467     (1,232,527)                   --         3,023,207
Issuance of 150,000 shares of preferred stock                 225,000             --                    --           375,000
Cashless exercise of stock options                                (25)            --                    --                --
Imputed noncash dividend on preferred stock                    67,500        (67,500)                   --                --
Net loss                                                           --       (351,606)                   --          (351,606)
                                                           ----------     ----------            ----------         ---------
Balances at December 31, 1998                               4,534,942     (1,651,633)                   --         3,046,601
Issuance of common stock for convertible notes                447,857             --                    --           450,000
Issuance of common stock in secondary offering              2,492,752             --                    --         2,499,000
Issuance of common stock and note receivable to acquire                                                                   --
      common stock in connection with acquisitions          7,586,500             --            (1,015,311)        6,588,689
Conversion of outstanding preferred stock                    (225,750)            --                    --          (375,000)
Common stock granted for services                             199,333             --                    --           200,000
Cashless exercise of stock options                                (27)            --                    --                --
Discount on subordinated debt                                 446,316             --                    --           446,316
Net loss                                                           --     (7,183,849)                   --        (7,183,849)
                                                           ----------     ----------            ----------         ---------
Balances at December 31, 1999                              15,481,923     (8,835,482)           (1,015,311)        5,671,757
                                                           ==========     ==========            ==========         =========


See accompanying notes to combined financial statements.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                    ----------------------------------
                                                                                          1999               1998
                                                                                    --------------      --------------
Operating activities:
    Continuing operations:
       Loss from continuing operations                                              $   (3,457,595)                 --
       Adjustments to reconcile net loss to net cash
          provided by continuing operating activities:
            Depreciation and amortization                                                  725,136                  --
            Noncash stock compensation                                                   1,063,300                  --
            Accounts receivable allowances                                                 526,000                  --
            Amortization of debt discount                                                  372,975
            Changes in operating assets and liabilities:
               Accounts receivable                                                        (749,146)                 --
               Prepaid expenses and other current assets                                  (394,883)                 --
               Other assets                                                               (305,976)                 --
               Accounts payable                                                            966,770                  --
               Accrued expenses and other liabilities                                      (39,008)
               Accrued stock compensation                                                  638,300                  --
                                                                                    --------------      --------------
                   Net cash used in continuing operating activities                       (654,127)                 --
                                                                                    --------------      --------------

    Discontinued operations:
       Loss from discontinued operations                                                  (239,957)           (351,606)
       Loss on disposal of discontinued operations                                      (3,486,297)                 --
       Adjustments to reconcile loss from discontinued operations to net cash provided by discontinued operating activities:
            Loss on divested operations                                                  3,486,297                  --
            Changes in operating assets and liabilities for discontinued
               operating activities                                                       (112,387)            187,270
                                                                                    --------------      --------------
                   Net cash used in discontinued operating activities                     (352,344)           (164,336)
                                                                                    --------------      --------------
                   Net cash used in  operating activities                               (1,006,471)           (164,336)
                                                                                    --------------      --------------

Investing activities:
    Continuing operations:
       Additions to property and equipment                                                (167,810)                 --
       Acquisition of  businesses, net of cash acquired                                 (1,950,000)                 --
                                                                                    --------------      --------------
                   Net cash used in investing activities for
                      continuing operations                                             (2,117,810)                 --
                                                                                    --------------      --------------

    Discontinued operations:
       Additions to property, plant, and equipment                                              --             (91,160)
       Proceeds from sale of property, plant and, and equipment                                 --              11,000
       Increase in resource property                                                            --              (5,000)
                                                                                    --------------      --------------
                   Net cash used in investing activities for
                      discontinued operations                                                   --             (85,160)
                                                                                    --------------      --------------

                   Net cash used in investing activities                                (2,117,810)            (85,160)

Financing activities:
    Increase in bank overdraft                                                             107,702                  --
    Proceeds from borrowings from note payable                                                  --             150,000
    Proceeds from issuance of long-term debt                                             1,259,103             161,489
    Repayments of long-term debt                                                           (51,054)           (122,050)
    Issuance of notes receivable                                                        (1,015,311)                 --
    Issuance of common stock                                                             2,499,000                  --
    Issuance of preferred stock                                                                 --             375,000
                                                                                    --------------      --------------
               Net cash provided by financing activities                                 2,799,440             564,439
                                                                                    --------------      --------------
               Net increase in cash and cash equivalents                                  (324,841)            314,943
Cash and cash equivalents at beginning of period                                           324,841               9,898
                                                                                    ==============      ==============
Cash and cash equivalents at end of period                                          $           --             324,841
                                                                                    ==============      ==============


                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                     Years ended December 31, 1999 and 1998


                                                                                  YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                                  1999                  1998
                                                                             ------------        ------------
Supplemental disclosures of cash flow information: Cash paid during the period for continuing operations:
       Interest                                                              $    140,267                  --
                                                                             ============        ============
       Income taxes                                                          $         --                  --
                                                                             ============        ============

Supplemental disclosures of noncash investing and financing activities:
       Issuance of common stock for businesses acquired                      $  7,604,000                  --
                                                                             ============        ============
       Issuance of debt for businesses acquired                              $  1,575,000                  --
                                                                             ============        ============
       Issuance of common stock for convertible notes                        $    450,000                  --
                                                                             ============        ============
       Conversion of outstanding preferred stock                             $    375,000                  --
                                                                             ============        ============
       Common stock granted for services                                     $    200,000                  --
                                                                             ============        ============
       Imputed noncash dividend on preferred stock                           $         --              67,500
                                                                             ============        ============

See accompanying notes to consolidated financial statements.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (a)  BUSINESS AND BASIS OF PRESENTATION

          Cereus Technology Partners, Inc. and subsidiaries (the "Company" or "Cereus"), was formerly named AIM Group, Inc. prior to December 1, 1999. Prior to July 31, 1999, the Company had been solely engaged since its incorporation in 1994 in the development of specialized minerals and operation of specialty materials projects ("Mineral Operations"). Although the Company continues to be engaged in the Minerals Operations, in the fourth quarter of 1999 the Company made the decision to discontinue its Mineral Operations and either sell or close the operations. On March 31, 2000, the Company entered into an agreement to sell its mineral businesses for approximately $640,000, plus approximately $340,000 of working capital contributions, to the Company's former Chairman of the Board (the "Mineral Transaction"). Accordingly, the surface modification and mining operations have been reflected as discontinued operations in the accompanying consolidated financial statements. The Mineral Transaction is expected to be completed during the quarter ending June 30, 2000 (see note 3).

          In 1999, the Company acquired three companies that provided information technology services and began providing business software implementation and consulting and Internet services. On July 30, 1999, the Company acquired The Reddy Group, Inc. and its wholly-owned subsidiary, Cereus Bandwidth LLC (collectively, "Cereus Bandwidth"), an Atlanta-based Internet service provider ("ISP") which developed and currently markets a variety of Internet, intranet and e-commerce services. On July 30, 1999, the Company acquired Enterprise Solutions Group, Inc. ("ESG"), a West Palm Beach based business software applications consulting firm. On November 15, 1999, the Company acquired Client Server Solutions, Inc. ("CSS"), an Atlanta-based business software sales and service company. ESG and CSS are focused on enterprise resource planning ("ERP") applications consisting of integrated financial, administrative, payroll and human resource, manufacturing, distribution, point-of-sale and inventory management software. The applications are supported by software that includes management information systems and database management of sales and marketing information.

     (b)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of Cereus Technology Partners, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  REVENUE AND COST RECOGNITION

          Revenue is derived from the sale of software licenses, hardware, and software services and is allocated to each element of multi-element arrangements based in the relative fair values of the elements, which is established by the price charged when the respective element is sold separately.

          Revenue from license fees and hardware is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibilty is probable.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          Software services include installation, training, and maintenance. Revenue from installation and training are recognized upon performance of the related services. Installation and training services are offered and billed as separate elements of contracts and are not essential to the functionality of the software.

          Maintenance is offered as a separate element and includes the right to unspecified upgrades on a when-and-if available basis. Maintenance revenue is deferred and recognized ratably over the term of the related contract, usually one year. Specified upgrades are not typically offered to customers.

          In December 1998, the Accounting Standards Committee of the American Institute of Certified Public Accountants issued SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions. SOP 98-9 is effective for fiscal years beginning after March 15, 1999. The Company does not expect a material change to its accounting for revenues as a result of adopting the provisions of SOP 98-9.

          Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts collected from customers for license and software services that have not met the criteria for revenue recognition.

     (d)  CASH EQUIVALENTS

          The Company considers all short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Amortization of capital lease assets is included in depreciation expense. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, which is generally 5 years for computer equipment and 10 years for furniture, fixtures and office equipment.

          Depreciation expense for continuing operations was $50,088, and $-0-for the years ended December 31, 1999, and 1998, respectively.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          Property and equipment, net, consisted of the following at December 31, 1999:

                                                                              1999
                                                                         ---------------
          Office equipment                                               $        58,506
          Furniture and fixtures                                                  89,901
          Computer equipment                                                     120,225
          Computer software                                                       85,622
                                                                         ---------------
                                                                                 354,254
          Less accumulated depreciation and amortization                          50,088
                                                                         ---------------
                    Property and equipment, net                          $       304,166
                                                                         ===============


     (f)  GOODWILL

          Goodwill, which represents the excess purchase price over net assets acquired, is amortized on a straight-line basis over the expected period to be benefited, generally 5 years. The Company evaluates the recoverability of these intangible assets at each period end using the undiscounted estimated future net operating cash flows expected to be derived from such assets. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's anticipated average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (h)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     (i)  STOCK-BASED COMPENSATION

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock-based awards. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (j)  EARNINGS PER SHARE

          Net loss per share-basic is computed based on net loss divided by the weighted average common shares outstanding during the year. Earnings per share is not presented on a diluted basis, as the effect of potentially dilutive securities was either anti-dilutive due to net losses or immaterial for the periods presented.

     (k)  COMPREHENSIVE INCOME

          No statements of comprehensive income have been included in the accompanying consolidated financial statements for the years ended December 31, 1999 and 1998 since the Company does not have any "other comprehensive income" to report.

     (l)  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that, at adoption, hedging relationships should be designated anew and that entities recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Pursuant to Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities, SFAS 133 is effective for all fiscal years beginning after June 15, 2000. The Company expects that there will be no material impact as a result of its adoption of SFAS No. 133.

     (m)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (n)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

          Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (o)  RECLASSIFICATIONS

          Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the presentation adopted in 1999.

     (p)  COMMITMENTS AND CONTINGENCIES

          Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties, which are probable of realization, are separately recorded, and are not offset against the related liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts."


(2)  ACQUISITIONS

     On July 30, 1999, Cereus acquired 100% of the outstanding common stock of ESG pursuant to a Stock Purchase Agreement, dated as of July 31, 1999 (the "ESG Agreement"), by and between the Company and the shareholders of ESG, for approximately $3,024,000 including acquisition costs. The total consideration paid by Cereus in connection with the ESG acquisition consisted of $550,000 in cash, a $250,000 two-year subordinated note and 383,333 shares of the Company's common stock valued at $5.06 per share totaling $1,941,000. As a result of the acquisition, ESG became a wholly-owned subsidiary of the Company. The purchase method of accounting was used to record the acquisition. Accordingly, the results of operations of ESG for the period July 31, 1999 through December 31, 1999 are included in the Company's consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired, approximately $2,754,000, was recorded as goodwill and is being amortized over five years, the expected benefit period.

     On July 30, 1999, the Company acquired 100% of the outstanding common stock of Cereus Bandwidth ("CB") pursuant to a Stock Purchase Agreement, dated as of July 31, 1999 (the "CB Agreement"), by and between the Company and the shareholders of CB, for approximately $2,965,000 including acquisition costs. The total consideration paid by the Company in connection with the acquisition consisted of $1 million in cash and 333,333 shares of the Company's common stock valued at $5.06 per share totaling $1,688,000. As a result of the acquisition, CB became a wholly-owned subsidiary of the Company. The purchase method of accounting was used to record the acquisition. Accordingly, the results of operations for CB for the period July 31, 1999 through December 31, 1999 are included in the Company's consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired, approximately $2,850,000, was recorded as goodwill and is being amortized over five years, the expected benefit period.

     On November 15, 1999, the Company acquired 100% of the issued and outstanding capital stock of each of Client Server Solutions, Inc. ("CSS"), a Delaware corporation, and CSS Financial Software Sales, Inc. ("CSS Financial"), a Georgia corporation, pursuant to a Merger Agreement, dated as of November 15, 1999 (the "CSS Agreement"), by and between the Company and the shareholders of CSS and CSS Financial, for approximately $5,134,000 including acquisition costs (net of notes receivable issued to the selling shareholders). The total consideration paid by Cereus in connection with the acquisition

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     consisted of $400,000 in cash, $1,325,000 in short term notes payable, and 983,333 shares of the Company's common stock, including 150,000 shares held in escrow, valued at $4.50 per share totaling $4,425,000 subject to a future earn-out provision. As a result of the acquisition, each of CSS and CSS Financial were merged with and into a wholly-owned subsidiary of the Company. The purchase method of accounting was used to record the acquisition. Accordingly, the results of operations for CSS for the period November 16, 1999 through December 31, 1999 are included in the Company's consolidated financial statements. The excess of the purchase price over the fair value of the net assets acquired, approximately $6,425,000, was recorded as goodwill and is being amortized over five years, the expected benefit period.

     The following unaudited pro forma financial information presents the combined results of operations of the Company, ESG, CB, and CSS as if the acquisitions had occurred on January 1, 1998 after giving effect to certain adjustments including amortization of goodwill. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, ESG, CB, and CSS constituted a single entity during such periods.

                                                        Year ended December 31,
                                                  --------------------------------
                                                       1999             1998
                                                  --------------   ---------------
                                                             (Unaudited)
           Pro forma consolidated net sales       $     6,380,684  $      6,579,595
                                                  ==============   ===============
           Pro forma consolidated loss before
                discontinued operations           $   (4,827,797)  $      (101,303)
                                                  ==============   ===============
           Pro forma consolidated net loss        $   (8,554,051)  $      (452,909)
                                                  ==============   ===============
           Pro forma loss per share               $        (2.46)  $         (0.14)
                                                  ==============   ===============



(3)  DISCONTINUED OPERATIONS

     The Company, until July 31, 1999, was solely a mining and mined products company. During 1999, the Company decided to change its business model to become a technology services company. To accomplish this objective, the Company acquired three technology consulting companies and changed its name.

     In March 2000, the Company executed a sale agreement with the former Chairman and President of the Company. This agreement specifies a purchase price of approximately $640,000 for the stock of all mining subsidiaries plus approximately $340,000 of working capital contributions to be provided by the Company. The consideration will be in the form of an interest-bearing note, due in 180 days, unless called earlier by the Company based upon certain rights. This note is secured by the pledge of 84,000 shares of the Company's stock.

     The Company will retain no subsequent interests in any mining operations or assets, no liabilities, expressed or contingent with respect to the mining operations, and the ultimate payment of the note is not tied in any form to the results of the mining operations.

     The sales price approximates the fair market value of the assets, as determined by an independent appraiser. Therefore, the Company wrote down the book value of its mining operations to this fair market value and accrued for transaction costs and severance obligations associated with the

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     disposition. Management has estimated that income from operations for the mining operations would be approximately break-even until the expected closing date during the second fiscal quarter of fiscal 2000, and accordingly, did not accrue any amounts for future losses as of December 31, 1999. In accordance with generally accepted accounting principles the Company's prior period financial statements have been reclassified to reflect the results of the discontinued operations.

(4)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following at December 31, 1999:

        Accrued employee compensation and benefits                       $        507,064
        Accrued liabilities                                                       986,483
        Deferred revenue                                                           26,413
        Accrued interest payable                                                   58,824
        Taxes accrued and withheld                                                197,999
                                                                         ----------------
                                                                         $      1,776,783
                                                                         ================

(5)  INCOME TAXES

     The Company has net operating loss carryforwards available to offset future taxable income of approximately $5,200,000 expiring through the year 2019. The net operating loss carryforwards are subject to certain limitations, computed on an annual basis. Due to the Company's continued losses and the restricted use of some of the net operating loss carryforwards, a valuation allowance has been recorded to offset net deferred tax assets.

     Deferred tax assets and liabilities at December 31, 1999 are as follows:


             Gross deferred tax asset                                        $      3,900,000
             Less valuation allowance                                               2,500,000
                                                                             ----------------
                 Net deferred tax asset                                             1,400,000

             Gross deferred tax liability                                           1,400,000
                                                                             ----------------
                 Net deferred taxes                                          $             --
                                                                             ================

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     The Company's income tax benefit from continuing operations for 1999 and 1998 differed from the amounts computed by applying the Federal income tax rate of 34% as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                           1999                1998
                                                                   ----------------     ---------------
             Computed expected income tax benefit                  $      1,176,000                  --
             Increase (decrease) in income tax benefit
                 resulting from:
                    Increase in valuation allowance                        (891,000)                 --
                    Amortization of goodwill                               (231,000)                 --
                    Other                                                   (54,000)                 --
                                                                   ----------------     ---------------
                                                                   $             --                  --
                                                                   ================     ===============


(6)  DEBT

     The Company has a line of credit agreement with a bank which provides for borrowings of up to $400,000 with interest payable monthly at the prime rate plus 1.5% (effective rate of 10.46% at December 31, 1999). The line is collateralized by all business assets of the former CSS company and personal life insurance contracts. The line expires March 20, 2000 and is renewable at that time for one year. The Company had borrowings of $399,193 under this line of credit at December 31, 1999, which were paid in full in April 2000.

     During 1999 the Company entered into several loan agreements with the selling shareholders of CSS and ESG. The balance of the loans payable under these agreements is $1,565,311 at December 31, 1999. The notes payable for CSS have a term of four to six months and bear interest at 8% per annum. The note payable for ESG is a subordinated promissory note with a two-year term bearing interest at 3% per annum and is payable in two equal installments of $130,653 on July 30, 2000 and 2001. During the first quarter of fiscal 2000, the ESG note was cancelled and replaced by the issuance of 50,000 shares of common stock at $5 per share and 50,000 warrants exercisable at $10 per share and $300,000 of the CSS notes were canceled and replaced by the issuance of 60,000 shares of common stock at $5 per share and 60,000 warrants exercisable at $10 per share.

     The Company has several non-interest bearing loan agreements to fund the working capital needs of the Company totaling $35,000 at December 31, 1999. These loans were paid in full during the first quarter of fiscal 2000.

     In 1997 the Company issued $1,050,000 of Series A convertible notes payable (the "Convertible Notes"). At December 31, 1999 the Company had $600,000 of the Convertible Notes outstanding with three related parties. Prior to 1999 the Convertible Notes were amended several times. The various amendments included provisions which: (a) extended the maturity date of the Convertible Notes to June 30, 1999; (b) increased the annual interest rate to 10%, effective January 1, 1997; (c) changed the conversion price to $2.10 per common share; and (d) agreed that the Company will not, without the prior approval of the holders of at least 80% of the principal amount of the Convertible Notes outstanding, incur any indebtedness which ranks senior in priority to payment to the Convertible Notes. In 1999, the Convertible Notes were amended to extend the maturity date to June 30, 2000 as well as binding the holders of the Convertible Notes to certain provisions restricting the sale of any shares issued upon conversion. The Convertible Notes are unsecured. A total of $450,000 of the Convertible

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     Notes were converted in June 1999, in exchange for 214,286 shares of the Company's common stock. Subsequent to December 31, 1999, the remaining Convertible Notes were converted to common stock pursuant to the original terms.

     In 1999, the Company issued $825,000 of subordinated notes ("Subordinated Notes") which were convertible into common shares at $3.75 per share and warrants to purchase common shares at $4.00 per share. Upon conversion, the noteholders will receive warrants to purchase a number of shares equal to:
     0.5 times the number of shares into which their Subordinated Notes are converted if the Subordinated Notes are converted within 30 days of closing; 1.0 times the number of shares into which their Subordinated Notes are converted if the Subordinated Notes are repaid or converted up to 90 days of closing; 1.5 times the number of shares into which their Subordinated Notes are convertible if the Subordinated Notes are repaid or converted after 90 days of closing. The interest rate on the Subordinated Notes is 15% per annum payable semi-annually. The Subordinated Notes mature on October 15, 2000. As of December 31, 1999, the Subordinated Notes and related debt discount of $73,341 were outstanding. On February 10, 2000, all of the Subordinated Notes were converted to stock and warrants. (See note 10.)


(7)  SHAREHOLDERS' EQUITY

     (a)  COMMON AND PREFERRED STOCK

          Pursuant to the Company's Restated Certificate of Incorporation, the Company is authorized to issue 50 million shares of common stock, $.01 par value per share, and 10 million shares of convertible preferred stock, with $1.00 par value per share.

          The preferred shares were convertible into one share of common stock, as adjusted for any future stock dividends, stock splits or reverse stock splits. The conversion feature of the preferred stock is $2.50 per share, which was less than the current market price for the common stock at December 31, 1998. This resulted in a beneficial conversion amount, which was recorded as an imputed non-cash preferred stock dividend for the year ended December 31, 1998 in the accompanying consolidated financial statements. The preferred shares were converted in 1999, and no shares were outstanding as of December 31, 1999.

     (b)  STOCK OPTIONS

          (i)  STOCK OPTION PLANS

          In September 1997, the Company's shareholders approved the adoption of the Company's 1997 Stock Option Plan (the "Plan"), which is administered by the Company's Board of Directors, and authorized a total of 250,000 shares of Common Stock for issuance thereunder. The purpose of the Plan is to enable the Company to attract and retain competent personnel by offering them the opportunity to acquire a proprietary interest in the Company. On November 30, 1999, stockholders of the Company approved an increase in the number of shares of Common Stock authorized for issuance under the Plan from 250,000 to 3,000,000 shares. Additionally, option grants for outside directors are covered by two separate plans. The Board has also approved option grants for non-employee advisors.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

     (ii) STOCK OPTION ACTIVITY

          The following table summarizes activity in the Company's stock option plans for the years ended December 31, 1999 and 1998:

                                                                  WEIGHTED-AVERAGE
                                                  SHARES           EXERCISE PRICE
                                                  ------           --------------
         Options outstanding at
             December 31, 1997                    73,333                 $0.90

         Granted                                 121,000                  2.90
         Exercised                                (3,333)                 0.90
         Forfeited                                (8,333)                 0.90
                                                 -------
         Options outstanding at
             December 31, 1998                   182,669                  2.22

         Granted                                 783,333                  3.91
         Exercised                               (3,333)                  0.90
                                                 -------
         Options outstanding at
             December 31, 1999                   962,669                 $3.60
                                                 =======


          The following table summarizes information about stock options outstanding and exercisable as of December 31, 1999:

                                    OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
          ---------------------------------------------------------------------        -----------------------------
                                                    WEIGHTED-
                                   NUMBER           AVERAGE           WEIGHTED-            NUMBER          WEIGHTED-
              RANGES OF        OUTSTANDING AT      REMAINING          AVERAGE          EXERCISABLE AT       AVERAGE
              EXERCISE           DECEMBER 31,     CONTRACTUAL         EXERCISE          DECEMBER 31,       EXERCISE
               PRICES               1999          LIFE(MONTHS)         PRICE                1999             PRICE
              --------           ------------     -----------         --------          ------------       --------
          $        0.90             58,336               93          $     0.90              25,835        $     0.90
              2.50-3.00            121,000              102                2.90              49,000              2.74
              3.00-4.75            783,333               58                3.91              52,500              4.00
                                   -------          -------          ----------             -------        ----------
          $   0.90-4.75            962,669               65          $     3.60             127,335        $     2.89
                                   =======          =======          ==========             =======        ==========

          The per share weighted-average fair value of stock options granted during 1999 and 1998 was $4.41 and $2.90, respectively, on the date of grant using the Black Scholes option-pricing model. For the year ended December 31, 1999 the Company used the following weighted-average assumptions: dividend rate of 0%, expected volatility of 100%, risk-free interest rate of 6.5% and an expected life of one year. For the year ended December 31, 1998, the Company used the following weighted-average assumptions: dividend rate of 0%, expected volatility of 30%, risk-free interest rate of 4.61% to 6.09% and an expected life of 5 to 10 years.

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          Under its adoption of SFAS No. 123, the Company applies the provisions of APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the accompanying consolidated financial statements. Had the Company determined compensation cost based on the fair value of the option at the grant date, the Company's pro forma net loss would have been as follows:

                                                                        YEAR END
                                                                       DECEMBER 31,
                                                           --------------------------------
                                                                 1999              1998
                                                           ---------------    -------------
          Net loss:
              As reported                                  $  (7,183,849)          (351,606)
                                                           ===============    =============
              Pro forma                                    $  (9,229,205)          (358,600)
                                                           ===============    =============

          Loss per share:
              As reported                                  $         (3.26)           (0.32)
                                                           ===============    =============
              Pro forma                                    $         (4.20)           (0.32)
                                                           ===============    =============

     (c)  OUTSTANDING STOCK PURCHASE WARRANTS AND PUT OBLIGATIONS

          In 1999, in connection with the issuance of the Subordinated Notes described in note 6, the Company issued stock purchase warrants enabling the holders to purchase 220,000 shares of the Company's Class A voting common stock at an exercise price of $4.00 per share at any time through December 2000. The estimated fair value of these warrants at the date issued was between $1.67 per share and $2.73 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above. The terms of the stock purchase warrants include certain registration rights and grant the holder the right and option to put the warrants back to the Company for cash for a period of 30 days immediately prior to the expiration thereof at a price equal to the fair market value of the shares of Class A voting common stock issuable to the holder upon exercise, as defined.

          In 1999, the Company also issued 168,738 warrants to purchase one share each of the Company's common stock. The warrants expire at various points between 2001 and 2004. The warrants have an exercise prices between $3.75 and $4.15 per share. The estimated fair value of these warrants at the dates issued was between $1.52 per share and $2.58 per share using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options as described above. At December 31, 1999, the warrants were outstanding.

(8)  COMMITMENTS AND CONTINGENCIES

     (a)  LEASE COMMITMENTS

          The Company is obligated under noncancelable operating lease agreements for office facilities, furniture and fixtures, and computer equipment for the next five years and thereafter.

          Future minimum lease payments under all noncancelable operating lease agreements with remaining terms in excess of one year in the aggregate and for the next five years are shown as follows:

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          YEAR ENDING DECEMBER 31,
          ------------------------
                     2000                          $        612,033
                     2001                                   589,284
                     2002                                   540,391
                     2003                                   525,863
                     2004                                   512,110
                                                   ----------------
                    Total                          $      2,779,681
                                                   ================

          Net rental expense for all cancelable and noncancelable operating leases was $99,774 for the year ended December 31, 1999. Net rental expense for all cancelable and noncancelable operating leases was $-0-for the year ended December 31, 1998.

     (b)  CONTRACTUAL COMMITMENTS

          In an agreement dated December 14, 1999, the Company agreed to issue approximately 53,000 shares of restricted stock valued at $250,000, its fair value at that date, in return for user licenses for resale from a software vendor. The Company committed to purchase a minimum of $500,000 of user licenses each year for the next three years following the anniversary date of the agreement. These licenses can be resold at any time in the future. In return, for the commitment, the Company will receive from the vendor 50,000 warrants to purchase the common stock of the vendor which vest when certain purchase levels have been attained. As of December 31, 1999, the Company had not issued its restricted stock or received the vendor's warrants.

          In a separate agreement with the same vendor dated December 23, 1999, the Company committed to purchase Application Service Provisioner user months for a total commitment of $1,115,000. This commitment is payable quarterly over the twelve month period beginning on the date of the contract. The user months can be resold anytime in the future. In return for this commitment, the Company will receive 5,000 warrants to purchase the common stock of the vendor which vest when certain purchase levels have been attained.

          In an agreement dated December 6, 1999, the Company committed to purchase software licenses from another vendor requiring payments totaling $250,000 through June 2000. For these payments, the Company will receive credits in excess of the $250,000 payment toward purchases of software licenses to be used anytime in the future.

          Additionally, the Company entered into contractual commitments to deliver products and services in the ordinary course of business. The Company believes that all such contractual commitments will be met or renegotiated such that no material adverse financial impact on the Company's financial position or results of operations will result from the Company's failure to meet these commitments.

     (c)  CONTINGENCIES

          The Company is subject to lawsuits, claims, and other complaints arising out of the ordinary conduct of business. While the ultimate results and outcomes from these matters cannot be

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998

          determined precisely, management, based in part upon the advice of legal counsel, believes that all matters are adequately covered by insurance or, if not covered, are without merit or are of such amounts as would not have a material adverse effect on the Company's financial position or results of operations.

(9)  MAJOR CUSTOMERS

     For the year ended December 31, 1999, one customer accounted for 21% of revenues.

(10) SUBSEQUENT EVENTS

     (a)  PRIVATE PLACEMENT

     On February 8, 2000 the Company completed a private equity placement of its common stock. The placement consisted of approximately 4 million shares of common stock at $5 per share and a like number of warrants exercisable at $10 per share. The gross proceeds were approximately $20 million. All stock and warrants issued were unregistered.

     (b)  STOCK COMPENSATION

     During the quarter ended March 31, 2000 stock issued to certain employees pursuant to contingent payments under amended terms of the CSS acquisition, as well as purchases of stock and warrants by members of management under terms similar to that of the private equity placement, resulted in stock compensation expense of approximately $2.2 million (Unaudited).

     (c)  DEBT CONVERSION AND EXTINGUISHMENT

     During the quarter ended March 31, 2000, the Company retired approximately $2 million of its notes payable outstanding as of December 31, 1999 through a conversion of the notes into a combination of stock and warrants. In addition another $440,000 of notes issued in January of 2000 were converted into stock and warrants, and the Company settled certain other amounts payable via issuance of common stock and warrants. Approximately $1 million of the notes were converted pursuant to their original terms and accordingly no gain or loss on the extinguishment of debt was recognized. The remaining notes payable and other payables were extinguished based upon terms not pursuant to the original obligations. Accordingly, the Company will recognize a loss on extinguishment of approximately $7.2 million (Unaudited) based upon the difference between the fair value of the stock and warrants issued and the debt extinguished as measured at the dates of the extinguishment.

     (d)  IMPAIRMENT

     During the first quarter of fiscal 2000 the Company hired new management, appointed a new board of directors and changed its strategic direction from an ERP implementation and consulting business to a web integration and application service provider. As a result, management under took a review of its net investments in the recently acquired companies and based upon its projections of expected future cash flows over a five year period, discounted using a 12% interest rate, determined that the investments in the companies previously engaged in ERP software sales

                CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              December 31, 1999 and 1998

     and implementation services was were impaired. Accordingly the Company expects to recognize an impairment charge of $5.6 million (Unaudited) during the quarter ended March 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure under this Item 8 is required pursuant to Item 304 of Regulation S-B.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required under this item with respect to the Company's directors and executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the Cereus Technology Partners, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").


ITEM 10. EXECUTIVE COMPENSATION

     The information required under this item is incorporated by reference to the 2000 Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item is incorporated by reference to the 2000 Proxy Statement.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item is incorporated by reference to the 2000 Proxy Statement.


                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The exhibits filed as part of, or incorporated by reference into this report on Form 10-KSB are set forth on the Exhibit Index appearing below.

     (b) REPORTS ON FORM 8-K. The Registrant filed the following reports with the Securities and Exchange Commission on Form 8-K during the quarter ended December 31, 1999:

          The Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 12, 1999 reported, under Item 7, the financial statements and pro forma financial information in connection with the acquisition of (i) Enterprise Solutions Group, Inc. and (ii) The Reddy Group, Inc.

          The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 1999 reported, under Item 2, the acquisition of 100% of the issued and outstanding capital stock of (i) Client Server Solutions, Inc. and (ii) CSS Financial Software Sales, Inc.

          The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 1999 reported, under Item 5, that the stockholders of the Company approved amendments to the Certificate of Incorporation, including an amendment to change the Company's name from AIM Group, Inc. to Cereus Technology Partners, Inc.

          The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 1999 reported, under Item 4, the resignation of Moore Stephens Frost, PLC as the Company's independent accounting firm.

                                  EXHIBIT INDEX

EXHIBIT NO.      DOCUMENT
-----------      --------

3(a) Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3(a) to the Registrant's Registration Statement on Form S-4 ( File No. 33-82468 )

3(b) Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3(b) to the Registrant's Registration Statement on Form S-4 (File No. 33-82468 ).)

3(c) Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3(c) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

3(d) Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.)

3(e) Certificate of Amendment to Certificate of Incorporation of the Registrant. (Incorporated herein by reference to Exhibit 3 to the Registrant's Form 8-K dated November 30, 1999.)

3(f) By-Laws of the Registrant. (Incorporated herein by reference to Exhibit 3(c) to the Registrant's Registration Statement on Form S-4 ( File No. 33-82468 ).)

4(a) Form of the Registrant's Warrant Certificate (Incorporated herein by reference to Exhibit 4(b) to the Registrant's Registration Statement on Form S-4 (File No.3382468).)

4(b) Form of the Registrant's Option Certificate. (Incorporated herein by reference to Exhibit 4(c) to the Registrant's Registration Statement on Form S-4 ( File No. 33-82468 ).)

4(c) Certificate of Designation, Preferences and Rights of Preferred Stock relating to the Registrant's Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4 to the Registrant's Current Report on Form 8-K filed on January 5, 1999.)

4(d)             Form of Registrant's Warrant Certificate. (Filed herewith.)

4(e) Form of Registration Rights Agreement by and among the Registrant and the Holders listed therein dated as of February 8, 2000. (Filed herewith.)

10(a) AIM Group, Inc. 1994 Stock Option Plan. (Incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-4 (File No. 33-82468).)

10(b) Kaolinite Mining Lease and Agreement, dated March 1, 1984, between Eterna-Tec Corp. as lessee and New Mexico and Arizona Land Company as Lessor. (Incorporated herein by reference to Exhibit 10(a) to the Registrant's Registration Statement on Form S-4 (File No. 33-82468).)

10(c) Assignment Agreement, dated October 26, 1989, by and between Eterna-Tec Corp. and the Registrant pursuant to which Eterna-Tec assigned to the Registrant the Kaolinite 33-82468).)

EXHIBIT NO.      DOCUMENT
-----------      --------

                 Lease. (Incorporated herein by reference to Exhibit 10(b) to the Registrant's Registration Statement on Form S-4 (File No.

10(d) Lease Agreement, dated October 17, 1994, by and between Merrick Venture Capital, Inc. and AIM Group, Inc. (Incorporated herein by reference to Exhibit 10(pp) to the Registrant's Registration Statement on Form S-4. (File No. 33-82468).)

10(e) Form of Series A Convertible Promissory Note, as issued by AIM Group, Inc. on November 13, 1995, December 20, 1995 and February 2, 1996. (Incorporated herein by reference to Exhibit 10(e) of the Registrant's Form 10-KSB for the year ended December 31, 1996.)

10(f) Form of letter agreement amending Series A Convertible Promissory Note, as entered into by AIM Group, Inc. and each of the holders of the Series A Convertible Promissory Notes on April 10,1997. (Incorporated herein by reference to Exhibit 10(f) of the Registrant's Form 10-KSB for the year ended December 31, 1996.)

10(g) Form of letter agreement amending Series A Convertible Promissory Note, as entered into by AIM Group, Inc. and each of the holders of the Series A Convertible Promissory Notes on April 10,1997. (Incorporated herein by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.)

10(h) 1997 Stock Option Plan of the Registrant, as amended on November 30, 1999. (Incorporated herein by reference to Exhibit 10(k) to the Registrant's Form 10-SB filed December 21, 1999.)

10(i) Form of letter agreement amending Series A Convertible Promissory Note, as entered into by the Registrant with each of the holders of the Series A Convertible Promissory Notes on March 24, 1998. (Incorporated herein by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

10(j) Form of letter agreement amending Series A Convertible Promissory Note, as entered into by the Registrant with each of the holders of the Series A Convertible Promissory Notes on November 13, 1998. (Incorporated herein by reference to Exhibit 10(m) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

10(k) Promissory Note for $150,000 owed by United Minerals Corporation to Audrey L. Braswell. (Incorporated herein by reference to Exhibit 10(n) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

10(l) Employment Agreement, effective February 15, 1999, between AIM Group, Inc. and Theodore L. Lamb. (Incorporated herein by reference to Exhibit 10(o) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

10(m) Stock Option Agreement, dated November 24, 1998, between the Registrant and R. Jerry Falkner. (Incorporated herein by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.)

EXHIBIT NO.      DOCUMENT
-----------      --------

10(n) Agreement and Plan of Merger, dated as of May 3, 1999, by and among the Registrant, AIM Solutions, Inc., Enterprise Solutions Group, Inc. and Ronald Roswell, Jr. (Incorporated herein by reference to Exhibit 2A to the Registrant's Current Report on Form 8-K dated July 30, 1999.)

10(o) Agreement and Plan of Merger, dated as of May 5, 1999, by and among the Registrant, AIM Solutions, Inc., Client Server Solutions, Inc., CSS Financial Software Sales, Inc., Michael Griffith, William Boynes, Jr. and L. Joseph Artime. (Incorporated herein by reference to Exhibit 2A to the Registrant's Current Report on Form 8-K dated November 15, 1999.)

10(p) Amended and Restated Agreement and Plan of Merger, dated as of November 15, 1999, by and among the Registrant, AIM Solutions, Inc., Client Server Solutions, Inc., CSS Financial Software Sales, Inc., Todd Melioris, Chris A. Brecher, Joseph Kozak, Michael Griffith, William Boynes, Jr. and L. Joseph Artime. (Incorporated herein by reference to Exhibit 2B to the Registrant's Current Report on Form 8-K dated November 15, 1999.)

10(q) Employment Agreement, effective July 31, 1999, between the Registrant and Paul R. Arena. (Incorporated herein by reference to Exhibit 10(u) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(r) Employment Agreement, effective November 15, 1999, between the Registrant and L. Joseph Artime. (Incorporated herein by reference to Exhibit 10(v) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(s) Employment Agreement, effective November 15, 1999, between the Registrant and William Boynes, Jr. (Incorporated herein by reference to Exhibit 10(w) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(t) Employment Agreement, effective November 15, 1999, between the Registrant and Michael D. Griffith. (Incorporated herein by reference to Exhibit 10(x) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(u) Employment Agreement, effective July 30, 1999, between the Registrant and Peyton H. Park. (Incorporated herein by reference to Exhibit 10(y) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(v) Employment Agreement, effective July 30, 1999, between the Registrant and K. Pramond Reddy. (Incorporated herein by reference to Exhibit 10(z) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(w) Employment Agreement, effective July 30, 1999, between the Registrant and Ronald Roswell, Sr. (Incorporated herein by reference to Exhibit 10(aa) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

EXHIBIT NO.      DOCUMENT
-----------      --------

10(x) Employment Agreement, effective July 30, 1999, between the Registrant and Ronald Roswell, Jr. (Incorporated herein by reference to Exhibit 10(bb) to the Registrant's Form 10-SB filed December 21, 1999.) Represents an executive compensation plan or arrangement.

10(y) Form of Note Purchase Agreement relating to 15% Convertible Subordinated Notes of the Registrant and related forms of 15% Convertible Subordinated Note and Warrant. (Incorporated herein by reference to Exhibit 10(cc) to the Registrant's Form 10-SB filed December 21, 1999.)

10(z) Employment Agreement, effective as of January 10, 2000, between the Registrant and Steven A. Odom (Filed herewith.) Represents an executive compensation plan or arrangement.

10(aa) Employment Agreement, effective as of January 10, 2000, between the Registrant and James M. Logsdon. (Filed herewith.) Represents an executive compensation plan or arrangement.

10(bb) Employment Agreement, effective as of March 23, 2000, between the Registrant and Juliet M. Reising (Filed herewith.) Represents an executive compensation plan or arrangement.

10(cc) Cereus Technology Partners, Inc. Directors' Warrant Incentive Plan. (Filed herewith.) Represents an executive compensation plan or arrangement.

10(dd) Cereus Technology Partners, Inc. Outside Directors' Warrant Plan. (Filed herewith.) Represents an executive compensation plan or arrangement.

21               Subsidiaries of the Registrant. (Filed herewith.)

27               Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 14th day of April, 2000.

                                   CEREUS TECHNOLOGY PARTNERS, INC.

                                   By: /s/ STEVE A. ODOM
                                      ------------------------------------------
                                      Steven A. Odom, Chief Executive Officer,
                                      Chairman and Director (Principal Executive
                                      Officer)


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

   SIGNATURES                      TITLE                            DATE
------------------------  -------------------------------      --------------

/s/ STEVEN A. ODOM
------------------------
Steven A. Odom            Chief   Executive   Officer,         April 14, 2000
                          Chairman  and Director
                          (Principal Executive Officer)
/s/ JULIET M. REISING
------------------------
Juliet M. Reising         Executive Vice  President,           April 14, 2000
                          Chief  Financial Officer and
                          Director  (Principal  Financial
                          and Accounting Officer)

/s/ JAMES M. LOGSDON
------------------------
James M. Logsdon          Chief Operating Officer and          April 14, 2000
                          Director
/s/ MAX E. BOBBITT
------------------------
Max E. Bobbitt            Director                             April 14, 2000


------------------------
Gary H. Heck              Director


------------------------
Amy L. Newmark            Director


------------------------
Joseph R. Wright, Jr.     Director