Form 10KSB40/A
period 1999-12-31
CEREUS TECHNOLOGY PARTNERS INC
filed 2000-04-27
CIK 928032

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
                       -----------------------------------
[MARK ONE]
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number 000-30522
                    ----------------------------------------
                        CEREUS TECHNOLOGY PARTNERS, INC.
                 (Name of Small Business Issuer in its charter)

                DELAWARE                                 13-3773537
        (State of Incorporation)              (IRS Employer Identification No.)
----------------------------------------      ---------------------------------
     1000 Abernathy Road, Suite 1000

               Atlanta, GA                                  30328
----------------------------------------      ----------------------------------
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

         The number of outstanding shares of the Registrant's Common Stock was 8,921,777 as of March 31, 2000.

         Transitional Small Business Disclosure Format (check one):
                                                               Yes [ ]   No [X]
                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE

         This Report on Form 10-KSB/A amends and restates in their entirety the following items of the Annual Report on Form 10-KSB of Cereus Technology Partners, Inc. (the "Company") for the year ended December 31, 1999 (the "1999 Form 10-KSB").

         Items 9, 10, 11 and 12 of the 1999 Form 10-KSB have been amended to provide the information which was to be incorporated by reference to the Company's proxy statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth information regarding the Company's directors and executive officers and certain of its significant employees as of March 31, 2000:

     NAME                    AGE                   POSITION
     ----                    ---                   --------

Steven A. Odom               46     Chairman of the Board and Chief Executive Officer

James M. Logsdon             53     President, Chief Operating Officer and Director

Juliet M. Reising            49     Executive Vice President, Chief Financial Officer, Secretary,
                                    Treasurer and Director

Timothy J. Amidon            43     Executive Vice President

William Boynes, Jr.          32     Vice President - Consulting Services

L. Joseph Artime             45     Vice President - Business Alliances

Michael D. Griffith          38     Vice President - Sales

Gordon Murray                29     Vice President - Marketing

Peyton H. Park               38     Vice President - Internet Strategy

K. Pramod Reddy              28     Vice President - Technology, Chief Technology Officer

Ronald Roswell, Jr.          37     Vice President - Business Development

Ronald Roswell, Sr.          61     Vice President

Max E. Bobbitt               55     Director

Gary H. Heck                 55     Director

Amy L. Newmark               42     Director

Joseph R. Wright, Jr.        61     Director

         Steven A. Odom has served as the Chairman of the Board and Chief Executive Officer of the Company since January 2000. Mr. Odom was Chairman of the Board of World Access, Inc. (NASDAQ: WAXS) until June 1999. World Access, Inc. is a leading provider of voice, data and Internet products and services around the world. He was Chief Executive Officer of World Access, Inc. from 1994 until 1998. From 1990 until 1994, Mr. Odom was a private investor in several companies, including World Access, Inc. and its predecessor. From 1987 until 1990, he was President of the PCS Division of Executone Information Systems in Atlanta, a $300 million public company that manufactured and distributed telephone systems. From 1983 until 1987, Mr. Odom was the founder, Chairman and CEO of Data Contract Company, Inc., a manufacturer of telephone switching equipment and intelligent pay telephones. From 1974 until 1983, he was a founder and Executive Vice President of Instrument Repair Service, a private company that repaired test instruments for local exchange carriers.

         James M. Logsdon has served as the President and Chief Operating Officer and a director of the Company since January 2000. From January 1998 to January 2000, Mr. Logsdon served as the Vice President and General Manager of Branch Operations - East for the Network Services division of GTE, a global telecommunications company. From January 1991 to December 1999, he served as the Vice President, Sales & Marketing - Commercial Markets for GTE Supply.

         Juliet M. Reising has served as the Executive Vice President, Chief Financial Officer and a director of the Company since March 2000. From January 1999 to March 2000, Ms. Reising served as the Chief Financial Officer of MindSpring Enterprises, Inc., an Internet service provider that merged with EarthLink, Inc. in February 2000. From September 1998 to February 1999, Ms. Reising was the Chief Financial Officer of AvData, Inc., a network management services company acquired by ITC DeltaCom, Inc. in 1999. From September 1997 to September 1998, Ms. Reising was Chief Financial Officer for Composit Communications International, Inc., an international software development company, whose operations are now primarily in Israel. From August 1995 to September 1997 she was Chief Financial Officer of InterServ Services Corporation, which was merged with Aegis Communications, Inc. in 1997. From September 1994 to August 1995, she was Chief Financial Officer and director of Media Marketing Services, Inc., a promotional travel incentive company. Ms. Reising started her career with Ernst & Young LLP in Atlanta, Georgia, where she received her certified public accountant license.

         Timothy J. Amidon has served as the Executive Vice President of the Company since January 2000. Mr. Amidon was an independent merger and acquisition consultant and private investor from 1990 until his service with Cereus. From 1983 until 1990, Mr. Amidon served with Mr. Odom at Data Contract Company, Inc. as Executive Vice President and at the PCS Division of Executone as Director of Operations and Administration. Mr. Amidon was a practicing CPA from 1983 through 1997.

         William Boynes, Jr. has served as the Vice President - Consulting Services of the Company since the Company's acquisition of Client Server Solutions, Inc. ("CSS") in November 1999. Mr. Boynes also served as a director and the Chief Operating Officer of the Company from November 1999 to January 2000. Previously, he had served as the Chief Operating Officer and a founder of CSS that began operations in January 1996. Mr. Boynes was formerly a Regional Consulting Manager for Platinum Software Corporation from August 1993 to December 1995. From May 1986 to July 1993 he was a business systems consulting manager for Arthur Andersen & Co.

         L. Joseph Artime has been the Vice President - Business Alliances of the Company since November 1999. Previously, he had served as the Vice President
- Latin American Business Development and a partner of CSS since September 1996. Prior thereto, Mr. Artime was an account executive for Dun & Bradstreet software from May 1995 to June 1996 and before that held several positions during his tenure with ADP, Inc. which included: Director National Accounts from June 1993 to April 1995; Major Accounts Sales Executive from July 1989 to June 1993; National Accounts Manager from July 1988 to June 1989; Regional Sales Executive from July 1987 to June 1988 and; District Manager from July 1985 to June 1987. Mr. Artime was a Key Account Representative for Motorola from June 1981 to May 1985.

         Michael D. Griffith has been the Vice President - Sales of the Company since its acquisition of CSS in November 1999. Previously, he had served as the President and one of the founders of CSS, which began operations in January 1996. Prior thereto, he was the Eastern Region Channel Business Manager for Platinum Software Corporation from January 1995 until January 1996. From February 1994 until January 1995 he served as Product Director and was responsible for all reseller product initiatives for Collier Consulting, Inc.

         Gordon Murray has served as Vice President of Marketing for the Company since March 2000. Mr. Murray was previously Director of Marketing for World Access, Inc., and has developed and raised capital for several internet companies in Atlanta, GA and Austin, TX. From 1995 through 1997 he held management positions with SunGard Data Systems and Invesco. He received his M.B.A. following receipt of a B.S. in Economics and Finance from Southern Methodist University.

         Peyton H. Park, P.E. has served as Vice President - Internet Strategy for the Company since August 1999. He previously served as the Executive Vice President and Director of Operations of Reddy Group, Inc. and Cereus Bandwidth from June 1997 until their acquisition by the Company in July 1999. Mr. Park was formerly a Manager and Senior Engineer with the consulting engineering firm, LawGibb (formerly Law Companies) from September 1987 to June 1997.

         K. Pramod Reddy has served as the Vice President and Chief Technology Officer of the Company since August 1999. Mr. Reddy also served as a director of the Company from August 1999 to January 2000. He had previously served as the President of Reddy Group, Inc. and Cereus Bandwidth from June 1997 until their acquisition by the Company in July 1999. From February 1993 to August 1996, Mr. Reddy was a Project Engineer and Manager for LawGibb Group (formerly Law Companies).

         Ronald Roswell, Jr. has been the Vice President - Business Development of the Company since August 1999 and was formerly President and founder of Enterprise Solutions Group, Inc. ("ESG"), which was formed in March 1996 and which was acquired by the Company in July 1999. Mr. Roswell also served as a director of the Company from August 1999 to January 2000. In May 1993, Mr. Roswell formed Accounting Systems Consultants, Inc., which was the predecessor company to ESG. Prior thereto, Mr. Roswell was a controller for L'Angel Products, Inc. from July 1991 to May 1993 and he was an audit and tax specialist for Arthur Andersen & Co. from May 1985 to May 1991. He is a Certified Public Accountant and a Microsoft Certified Professional.

         Ronald Roswell, Sr. has been the Vice President of the Company since August 1999. Since 1986, Mr. Roswell has been the President and owner of Shenhill Enterprises, a financial consulting firm. From 1978 to 1986, Mr. Roswell was the President and owner of BTU Insulation Co. and from 1969-1978 he held the positions of Vice President, Treasurer and General Manager of Cox Enterprises, Inc., a media company. Prior thereto, he was a Senior Accountant at the accounting firm of Haskins and Sells from 1961 to 1969. He is a Certified Public Accountant.

         Max E. Bobbitt has served as a director of the Company since January 2000. Mr. Bobbitt has served as a director of MCI WorldCom, Inc. since 1992. Mr. Bobbitt was a director of Advanced Telecommunications Corporation until its merger with MCI WorldCom, Inc. in December 1992. From July 1998 until the present, Mr. Bobbitt has been a telecommunications consultant. Mr. Bobbitt is also currently a director of Metromedia China Corporation ("MCC"), a telecommunications company. From March 1997 until July 1998, Mr. Bobbitt served as President and Chief Executive

Officer of MCC. From January 1996 until March 1997, Mr. Bobbitt was President and Chief Executive Officer of Asian American Telecommunications Corporation, which was acquired by MCC in February 1997. From January 1995 until January 1996, Mr. Bobbitt was a telecommunications consultant.

         Gary H. Heck has served as a director of the Company since January 2000. Mr. Heck has been a consultant since 1989; most recently, as a Managing Partner and co-founder of PacifiCom, a consulting services company. From 1987 until 1989, he was President and Chief Executive Officer of Telematics Products, Inc., a telecommunications products company. From 1983 until 1987, he held various executive positions at Pacific Telesis Corporation, one of the nation's largest Regional Bell Operating Companies and completed his tenure as a corporate officer of several subsidiaries of Pacific Telesis and Chief Executive Officer of PacTel products Corporation. From 1977 until 1983, Mr. Heck was a Division Manager and District Manager at AT&T where he was responsible for sales and marketing programs. From 1967 until 1977, Mr. Heck held various positions at Pacific Telephone & Telegraph.

         Amy L. Newmark has served as a director of the Company since January 2000. Ms. Newmark is a private investor in the technology, Internet and telecommunications fields. She was Executive Vice President of Strategic Planning at WinStar Communications, Inc., from 1995 to 1997. Before joining WinStar, she was the general partner of Information Age Partners, LP, a hedge fund investing primarily in technology and emerging growth companies. Prior to that, she was a securities analyst specializing in telecommunications and technology companies. Ms. Newmark is also a director of U. S. Wireless Data, Inc., ParkerVision, Inc., QueryObject Systems Corp., and iQO.com.

         Joseph R. Wright, Jr. has served as a director of the Company since January 2000. Mr. Wright is Chairman, CEO and Director of AmTec, Inc., a public company providing telecommunications and Internet services to and from the Far East. After AmTec merges with Terremark Holdings, Inc. in May, 2000, Mr. Wright will be President and Director of Terremark Communications Group, Inc. Mr. Wright was also Chairman and Director of GRC International, Inc., a public company which provides advanced computer, engineering and scientific technologies to government and commercial customers for information technology, Internet and software systems. GRC was acquired by AT&T in March, 2000 and Mr. Wright has joined the AT&T Government Advisory Board. He is also Vice Chairman and Director of Jefferson Consulting Group, LLC, a Washington, DC consulting firm, and Co-Chairman and Director of Baker & Taylor Holdings, Inc., an international book and video distribution company. Mr. Wright was Vice Chairman, EVP and Director of W. R. Grace & Company, a specialty chemicals and healthcare company, Chairman of Grace Energy Company, and President of Grace Environmental Company from 1989 to 1994. He was Deputy Director then Director of the Federal Office of Management and Budget
(OMB) under President Reagan, serving in the Cabinet and the Executive Office of the President from 1982 to 1989. He was also Deputy Secretary of the Department of Commerce from 1981 to 1982. Prior to that, Mr. Wright spent five years as President and COO of Citicorp Retail Services and Retail Consumer Services, following five years in the Departments of Commerce and Agriculture, including Assistant Secretary.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors, executive officers, and persons who own beneficially more than ten-percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

         The Company's common stock was registered under Section 12(g) of the Exchange Act on January 19, 2000. As such, the Company's directors, executive officers and greater than ten-percent beneficial owners had no Section 16(a) filing requirements during the 1999 fiscal year.


ITEM 10. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the compensation paid or awarded to the executive officers of the Company required to be included therein during each of the years ended December 31, 1997, 1998 and 1999.

                                             Annual Compensation                         Long Term Compensation
                                   --------------------------------------                ----------------------
                                                                                      Awards                     Payouts
                                                                             -----------------------------------------------------
                                                                                             Securities
                                                                Other        Restricted      Underlying                   All
                                                                Annual          Stock         Options/       LTIP        Other
                                    Salary         Bonus     Compensation      Award(s)         SARs        Payouts   Compensation
Name and               Year          ($)            ($)          ($)             ($)             (#)         ($)          ($)
Principal Position     (b)           (c)            (d)          (e)             (f)             (g)         (h)          (i)
------------------     ----        --------        ------    ------------    ----------      ----------     -------   ------------
Paul R. Arena          1999        $160,400        $    0        $0            None             N/A           None        None
Chairman, CEO &        1998        $110,000        $8,000        $0            None             N/A           None        None
President(1)           1997        $ 97,200        $    0        $0            None             N/A           None        None

--------
(1) Mr. Arena was appointed Vice Chairman in January 2000. Previously, Mr. Arena served as Chairman, CEO and President from March 1997 until January 2000. Mr. Arena resigned as Vice Chairman in March 2000.

STOCK OPTION GRANTS

         The following table sets forth, for the executive officer named in the Summary Compensation table above, information regarding the grant of stock options during the year ended December 31, 1999.

                               OPTION GRANTS TABLE
                               (INDIVIDUAL GRANTS)

                                           % of Total                                  Potential Realizable Value ($)
                                             Options                                     at Assumed Annual Rates of
                           Number of       Granted to                                   Stock Price Appreciation for
                             Shares        Directors,                                             Option Term
                           Underlying       Officers,      Exercise                    ------------------------------
                            Options       Employees in       Price     Expiration
         Name            Granted (#)(1)  Fiscal Year(2)    ($/SH)(3)      Date              5%(4)           10%(4)
         ----            --------------  --------------    ---------   ----------           -----           ------

Paul R. Arena                25,000            4%            4.75         7/30/09          $74,750         $189,250
Paul R. Arena                32,133            5%            3.75        12/28/04          $75,834         $192,155

----------------

(1) The options are non-qualified stock options granted on July 30, 1999 and December 28, 1999 under the Company's 1997 Stock Option Plan that become exercisable cumulatively as to 25%, 50%, 75% and 100% after the first, second, third and fourth anniversaries, respectively, after the date of grant.

(2) Based on options for a total of 633,333 shares granted to all directors, officers and employees.

(3) The exercise price is equal to the fair market value on the date of grant of the option.

(4) The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the Common Stock will appreciate at these assumed rates or at all.

1999 AGGREGATED OPTION EXERCISES AND YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of options exercised by the executive officer named in the Summary Compensation table above during 1999 and the value at December 31, 1999 of unexercised options held by such officer. The value of unexercised options reflects the increase in market value of Common Stock from the date of grant through December 31, 1999, when the closing price of Common Stock was $4.125 per share.


                                Number of                        Number of Securities      Value of Unexercised In-
                                  Shares                        Underlying Unexercised           the-Money(2)
                               Acquired on        Value           Options at 12-31-99         Options at 12-31-99
            Name                 Exercise      Realized(1)     Exercisable/Unexercisable   Exercisable/Unexercisable
            ----               -----------     -----------     -------------------------   -------------------------

Paul R. Arena                      None            N/A               19,167/91,311              $46,063/$74,992

--------
(1) The "value realized" represents the difference between the exercise price of the option shares and the market price of the option shares on the date the options were exercised. The value realized was determined without considering any taxes which may have been owed.

(2) "In-the-Money" options are options with an exercise price less than $4.125 per share, the closing price of Common Stock at December 31, 1999.

DIRECTORS

         Prior to January 2000, directors were not compensated for their services as directors; however, they are reimbursed for all reasonable expenses incurred in connection therewith.

         In January 2000, in an effort to attract and retain experienced executives to serve as outside directors for the Company, the Board adopted the Outside Directors' Warrant Plan (the "Warrant Plan").

         The purposes of the Warrant Plan are to attract and retain the best available personnel for service as directors of the Company, to provide additional incentive to the persons serving as directors of the Company, to align director and stockholder long-term interests and to encourage continued service on the Board. Warrants may be granted under the Warrant Plan only to directors of the Company who are neither employees of the Company nor of any of its affiliates. The aggregate number of shares of Common Stock authorized to be issued pursuant to the Warrant Plan is 1,000,000, subject to adjustment in certain instances. The Warrant Plan provides that each eligible non-employee director elected to serve as a director of the Company on or after January

1, 2000 may be granted, at the discretion of the Board, warrants to purchase no more than 250,000 shares of Common Stock in the aggregate. The initial exercise price of the warrants will be not less than the fair market value of the Common Stock subject to the warrant on the date of grant.

         In January 2000, four new outside directors of the Company, Ms. Newmark and Messrs. Bobbitt, Heck and Wright, each received warrants entitling them to purchase 150,000 shares of Common Stock on or prior to January 10, 2005 at an exercise price of $3.75 per share. These warrants vest at a rate of 50,000 shares per year commencing on the date of grant. At the time these warrants were granted, the fair market value of the Common Stock was $3.75 per share.

         In January 2000, the Board also adopted the Directors' Warrant Incentive Plan (the "Incentive Plan") pursuant to which the Board may grant to each director on an annual basis warrants to purchase up to 50,000 shares of Common Stock at an exercise price per share equal to no less than 110% of the fair market value of the Common Stock at the date of grant. No warrants may be granted under the Incentive Plan in a given year unless the Company's Common Stock has appreciated by a compounded annual average rate of return in excess of 35% for the applicable measurement period determined under the Incentive Plan preceding the year of grant. The aggregate number of shares of Common Stock authorized to be issued pursuant to the Incentive Plan is 1,000,000 subject to adjustment in certain instances. No warrants have been granted under the Incentive Plan.

         Warrants granted under the Warrant Plan and the Incentive Plan, once vested, are exercisable in one or more installments and expire on the fifth anniversary following the date of grant, provided that if the Director has not attended at least 75% of the meetings of the Board for the year in which an installment first becomes exercisable, then such installment may not be exercised.

         Notwithstanding the foregoing, the Warrant Plan and the Incentive Plan provide that warrants awarded pursuant to these plans will become immediately exercisable (i) if the Company is to be consolidated with or acquired by another entity in a merger; (ii) upon the sale of substantially all of the Company's assets or the sale of at least 90% of the outstanding Common Stock to a third party; (iii) upon the merger or consolidation of the Company with or into any other corporation or the merger or consolidation of any corporation with or into the Company (in which consolidation or merger the stockholders of the Company receive distributions of cash or securities as a result thereof); or (iv) upon the liquidation or dissolution of the Company.

KEY MAN INSURANCE

         During January 1999, a 10 year level term life insurance policy was issued by The Travelers Companies in the amount of $1,000,000 on the life of Mr. Arena, who then served as the Company's Chief Executive Officer. The Company discontinued all key man insurance policies in January 2000.

STOCK OPTION PLANS

         In September 1997, the Company's stockholders approved the adoption of the Company's 1997 Stock Option Plan (the "Plan"), which is administered by the Company's Board of Directors, and authorized a total of 250,000 shares of Common Stock for issuance thereunder. The purpose of the Plan is to enable the Company to attract and retain competent personnel by offering them the opportunity to acquire a proprietary interest in the Company. On November 30, 1999, stockholders of the Company approved an increase in the number of shares of Common Stock authorized for issuance under the Plan from 250,000 to 3,000,000 shares. Additionally, option grants for outside directors are covered by two separate plans. The Board has also approved option grants for non-employee advisors. As of December 31, 1999, options for a total of 962,669 shares of Common Stock, exercisable at prices ranging from $.90 to $4.75 per share were outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 2000, concerning the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) each of the directors of the Company; (iii) each of the executive officers named in the Summary Compensation table elsewhere herein; and (iv) all directors and executive officers of the Company as a group:

                                      Number of
                                      Shares of             Percent of Common Stock
                                    Common Stock(1)              Outstanding
                                    ---------------              -----------

Steven A. Odom + ++(2) ...              675,825                       7.1%
Amy L. Newmark+(3) .......              250,000                       2.8
James M. Logsdon+ ++(4) ..              205,000                       2.2
Joseph W. Wright, Jr.+(5)               158,414                       1.8
Gary H. Heck+(6) .........               75,000                         *
Juliet M. Reising++ +(7) .               55,000                         *
Max E. Bobbitt+(8) .......               50,000                         *
Paul R. Arena(9) .........              286,690                       3.2
All executive officers and
  directors as a group
  (16) persons(10) .......            3,277,570                      34.7

----------------------------
*        Less than 1.0%
+        Director
++ Executive Officer. See "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

(2) Includes options or warrants to acquire 635,825 shares exercisable within 60 days of March 31, 2000.

(3) Includes options or warrants to acquire 150,000 shares exercisable within 60 days of March 31, 2000.

(4) Includes options or warrants to acquire 202,500 shares exercisable within 60 days of March 31, 2000.

(5) Includes options or warrants to acquire 50,000 shares exercisable within 60 days of March 31, 2000.

(6) Includes options or warrants to acquire 62,500 shares exercisable within 60 days of March 31, 2000.

(7) Includes options or warrants to acquire 27,500 shares exercisable within 60 days of March 31, 2000.

(8) Includes options or warrants to acquire 50,000 shares exercisable within 60 days of March 31, 2000.

(9) Includes options or warrants to acquire 32,500 shares exercisable within 60 days of March 31, 2000.

(10) Includes options or warrants to acquire 1,400,865 shares exercisable within 60 days of March 31, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 3, 1999, the Company issued a Promissory Note in the amount of $100,000 to Dr. Audrey L. Braswell, who when served as a director of the Company. The loan was ratified by the Board on March 26, 1999 and consisted of an unsecured note with the principal balance and interest due on May 15, 1999 in the amount of $106,000. The loan was repaid during the second quarter of the year.

         During the second quarter of 1999, each of the three holders of the Company's 10% Convertible Promissory Notes exercised an option to convert a portion of their notes into Common Stock at a conversion price of $2.10 per share. On June 22, 1999, Dr. Audrey L. Braswell, one of the holders, who then served as a director of the Company, converted $150,000 principal amount of his note into Common Stock resulting in the issuance by the Company of 71,429 shares and a reduction in the principal amount of his note from $300,000 to $150,000. The effect of the three conversions was to reduce the principal amount of the outstanding Series A Convertible Promissory Notes from $1,050,000 to $600,000.

         On July 30, 1999, the Company acquired all the outstanding capital stock of ESG for a total purchase price of $3,024,000 (inclusive of acquisition costs), consisting of $550,000 in cash, a promissory note in the principal amount of $250,000 which bears interest at 3% per annum and 383,333 shares of Common Stock valued at $5.06 per share, with 191,666 of those shares being held in escrow and scheduled to be distributed to the extent of 50% on July 30, 2000 and 50% on July 30, 2001. In the first quarter of 2000, this note was cancelled and replaced by the issuance of 50,000 shares of Common Stock at $5.00 per share and 50,000 warrants with an exercise price of $10. Ronald Roswell, Jr. was the President, founder and a principal stockholder of ESG. Mr. Roswell now serves as Vice President - Business Development of the Company and served as a director of the Company from July 1999 to January 2000.

         On July 30, 1999, the Company acquired all the outstanding capital stock of Reddy Group, Inc. and Cereus Bandwidth. The total purchase price was $3,965,000 (inclusive of acquisition costs), consisting of $1,000,000 in cash and the issuance of 333,333 shares of Common Stock valued at $5.06 per share, with such shares held in escrow and scheduled to be distributed to the extent of 50% on July 30, 2000 and 50% on July 30, 2001. K. Pramod Reddy was the President, founder and a principal stockholder of Cereus Bandwidth. He now serves as the Chief Technology Officer and Vice President of the Company and served as a director of the Company from July 1999 to January 2000.

         On November 15, 1999, the Company acquired all the outstanding capital stock of CSS.

The purchase price of $5,134,000 (inclusive of acquisition costs, net of notes receivable issued to the selling shareholders) was comprised of (i) $400,000 in cash; (ii) 983,333 shares of common stock of the Company, including 150,000 shares held in escrow, valued at $4.50 per share; and (iii) promissory notes in the amount of $1,325,000 bearing interest at 8% per annum, $1,149,000 of which are due in six months and $176,000 of which are due in four months. In the first quarter of 2000, $300,000 of the promissory notes were converted into 60,000 shares of Common Stock at $5.00 per share and warrants to acquire 60,000 shares of Common Stock at an exercise price of $10.00 per share. Michael Griffith, William Boynes, Jr. and L. Joseph Artime were the President, Chief Operating Officer and Vice President, respectively, of CSS and were the principal shareholders of CSS. Messrs. Griffith, Boynes and Artime are now the Vice President - Sales, Vice President Consulting Services and Vice President - Business Alliances, respectively, of the Company.

         During January 2000, the Company issued 15% Convertible Subordinated Notes to Steven A. Odom, Chairman and CEO of the Company, and Timothy J. Amidon, an officer of the Company, in the amounts of $150,000 and $200,000, respectively. In February 2000, Mr. Odom's debt was converted into 40,000 shares of Common Stock, and in January 2000, Mr. Amidon's debt was converted into 53,333 shares of Common Stock in accordance with the terms of the notes.

         In February 2000, the Company consummated the private placement of 4 million shares of Common Stock for a purchase price of $5.00 per share, which shares were sold together with warrants to purchase 4 million shares of Common Stock with an exercise price of $10 per share. Certain of the Company's directors and executive officers purchased shares of Common Stock and warrants in the private placement.

         In March 2000, the $600,000 convertible notes still outstanding at December 31,1999 were converted to common stock pursuant to their original terms. Paul R. Arena, the Company's former Vice Chairman, held $150,000 of these notes.

         The Company entered into a Stock Purchase Agreement with Arena Acquisition Corp. ("AAC") dated as of March 31, 2000. AAC is a recently formed Delaware corporation owned by Paul R. Arena, who served as the Company's Chairman, President and Chief Executive Officer from March 1997 until January 2000. In connection with the execution of the Stock Purchase Agreement, Mr. Arena resigned from the Company's Board of Directors effective as of March 31, 2000, and the Company and Mr. Arena agreed to indemnify each other for certain matters. Pursuant to the Stock Purchase Agreement, the Company will sell to AAC all of the stock of the subsidiaries comprising the Company's mineral operations for approximately $1.0 million payable by means of a 180 day promissory note (the "Note"). The Note is secured by shares of the subsidiaries to be sold to AAC pursuant to the Stock Purchase Agreement and 84,762 shares of Common Stock held by Mr. Arena. At the closing of transaction, the

Company and Mr. Arena will also enter into a Consulting Agreement pursuant to which Mr. Arena will provide certain consulting services to the Company up to eight (8) hours per calendar month at times reasonably requested by the Company and the Company will grant to Mr. Arena a warrant to purchase an aggregate of 50,000 shares of Common Stock having an exercise price per share equal to the fair market value of the Common Stock on the day immediately preceding the execution of the Consulting Agreement and becoming exercisable at the rate of 25% upon each three month anniversary of the closing. The Company expects to close the transaction in the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia, on the 27th day of April, 2000.


                               CEREUS TECHNOLOGY PARTNERS, INC.

                               By:  /s/ Steven A. Odom
                                    ---------------------------------
                                    Steven A. Odom,
                                    Chief Executive Officer, Chairman
                                    and Director (Principal Executive Officer)