Form 10QSB
period 2000-03-31
CEREUS TECHNOLOGY PARTNERS INC
filed 2000-05-15
CIK 928032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ______________ to
    ________________

                        Commission file number 000-30522

                        CEREUS TECHNOLOGY PARTNERS, INC.
             (Exact name of Registrant as specified in its Charter)

          DELAWARE                                      13-3773537
  (State of Incorporation)                 (I.R.S. Employer Identification No.)

            1000 ABERNATHY ROAD, SUITE 1000, ATLANTA, GEORGIA 30328
              (Address of principal executive offices) (Zip Code)

                                 (770) 668-0900
                        (Registrant's telephone number)


                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                  -----------

       Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

       As of May 10, 2000, there were 8,944,159 shares of Common Stock, $0.01 par value, outstanding.


       Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000


                         PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS
     Condensed Consolidated Balance Sheet of Cereus Technology
     Partners, Inc. and Subsidiaries at March 31, 2000 and December 31, 1999.....................     3

     Condensed Consolidated Statements of Operations of Cereus
     Technology Partners, Inc. and Subsidiaries for the Three Months
     Ended March 31, 2000 and March 31, 1999.....................................................     4

     Condensed Consolidated Statements of Stockholder's Equity as of
     March 31, 2000..............................................................................     5

     Condensed Consolidated Statements of Cash Flows of Cereus
     Technology Partners, Inc. and Subsidiaries for the Three Months
     Ended March 31, 2000 and March 31, 1999.....................................................     6

     Notes to Condensed Consolidated Financial Statements........................................     8


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..........................................................    11

                          PART II - OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS..............................................................    13

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS......................................    13

ITEM 3            DEFAULTS UPON SENIOR SECURITIES................................................    14

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................    14

ITEM 5            OTHER INFORMATION..............................................................    14

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K...............................................    14

SIGNATURES.......................................................................................    15

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

                                  (Unaudited)

                                    ASSETS
                                                                                       March 31,2000       December 31,1999
                                                                                     -----------------     ----------------
Current assets:
    Cash                                                                             $      16,972,112     $             --
    Accounts receivable, net                                                                   955,108              814,892
    Prepaid expenses and other current assets                                                  435,273              145,120
    Assets of discontinued operations held for sale                                            640,000              640,000
                                                                                     -----------------     ----------------
                       Total current assets                                                 19,002,493            1,600,012
                                                                                     -----------------     ----------------
Property and equipment, net                                                                    532,176              304,166
Goodwill, net                                                                                5,404,322           11,348,425
Other assets                                                                                   305,976              305,976
                                                                                     -----------------     ----------------

                       Total assets                                                  $      25,244,967     $     13,558,579
                                                                                     =================     ================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                                   $              --     $        107,702
    Notes payable and short-term debt                                                        1,274,987            3,351,163
    Accounts payable                                                                           659,184            1,976,411
    Accrued expenses and other current liabilities                                           1,690,750            1,776,783
    Accrued stock compensation                                                                      --              638,300
                                                                                     -----------------     ----------------
                    Total current liabilities                                                3,624,921            7,850,359
Long-term debt                                                                                  11,816               36,463
                                                                                                           ----------------
                    Total liabilities                                                        3,636,737            7,886,822
                                                                                     -----------------     ----------------
Stockholders' equity:
    Preferred stock                                                                                 --                   --
    Common stock                                                                                89,415               40,627
    Additional paid-in capital                                                              48,246,105           15,481,923
    Accumulated deficit                                                                    (25,613,681)          (8,835,482)
                                                                                     -----------------     ----------------
                    Total                                                                   22,721,839            6,687,068
    Less notes receivable from stockholders                                                 (1,113,609)          (1,015,311)
                                                                                     -----------------     ----------------
                    Total stockholders' equity                                              21,608,230            5,671,757
Commitments and contingencies
                                                                                     -----------------     ----------------
                       Total liabilities and stockholder's equity                    $      25,244,967     $     13,558,579
                                                                                     =================     =================

      See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------------
                                                                                         2000                 1999
                                                                                     -------------        -------------

Net revenues                                                                         $   1,591,325        $          --

Less:
Cost of revenues                                                                         1,433,180                   --
Loss on contractual services                                                               250,000                   --
Sales and marketing expenses                                                               315,465                   --
General and administrative expenses                                                        738,949                   --
Stock compensation expense                                                               2,273,050                   --
Impairment charge                                                                        5,637,401                   --
Depreciation and amortization                                                               43,537                   --
Goodwill amortization                                                                      306,702                   --

                                                                                     -------------        -------------
            Operating loss                                                              (9,406,959)                  --

Interest income, net                                                                        52,260                   --
            Loss from continuing operations before
                                                                                     -------------        -------------
              income taxes and extraordinary item                                       (9,354,699)                  --

Income taxes from continuing operations                                                         --                   --

                                                                                     -------------        -------------
            Loss from continuing operations before
              extraordinary item                                                        (9,354,699)                  --

Discontinued operations
            Loss from discontinued operations                                                   --             (309,456)
            Loss on disposal of discontinued operations                                   (236,000)                  --
                                                                                     -------------        -------------
                                                                                          (236,000)            (309,456)

            Loss before extraordinary item                                              (9,590,699)            (309,456)

Extraordinary Item:
            Loss from debt conversion                                                   (7,187,500)                  --

                                                                                     -------------        -------------
            Net loss                                                                 $ (16,778,199)       $    (309,456)
                                                                                     =============        =============
      Loss per share-basic and diluted:
                  Loss before discontinued operations and
                    extraordinary items                                              $       (1.38)       $          --
                  Discontinued operations                                                    (0.03)               (0.22)
                                                                                     -------------        -------------
                  Loss before extraordinary items                                            (1.41)               (0.22)
                  Loss from debt conversion                                                  (1.06)                  --
                                                                                     -------------        -------------
                  Net loss                                                           $       (2.47)       $       (0.22)
                                                                                     =============        =============
                  Weighted Average Shares Outstanding                                    6,792,081            1,396,684
                                                                                     =============        =============

    See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2000
                                  (UNAUDITED)

                                                                                       COMMON                   ADDITIONAL
                                                                              --------------------------          PAID-IN
                                                                              SHARES              AMOUNT          CAPITAL
Balances at December 31, 1999                                                 4,062,604      $     40,627      $ 15,481,923
Issuance of common stock in private placement,
     including placement agency shares                                        4,084,955            40,850        19,575,950
Conversion of debt and expenses for common stock                                751,381             7,514         9,951,987
Issuance of common stock  for options exercised                                  39,837               398            74,271
Stock compensation                                                                   --                --         2,913,156
Adjustment of issuance of common stock and note receivable to
     acquire common stock in connection with acquisition                        (50,000)             (500)              500
Common stock issued for services                                                 52,632               526           248,318
Net loss                                                                             --                --                --
                                                                           ------------      ------------      ------------
Balances at March 31, 2000                                                    8,941,409      $     89,415      $ 48,246,105
                                                                           ============      ============      ============


                                                                                                NOTES
                                                                            ACCUMULATED     RECEIVABLE FROM        TOTAL
                                                                              DEFICIT         STOCKHOLDERS

Balances at December 31, 1999                                              $ (8,835,482)     $ (1,015,311)     $  5,671,757
Issuance of common stock in private placement,
     including placement agency shares                                               --                --        19,616,800
Conversion of debt and expenses for common stock                                     --                --         9,959,501
Issuance of common stock  for options exercised                                      --                --            74,669
Stock compensation                                                                   --                --         2,913,156
Adjustment of issuance of common stock and note receivable to
     acquire common stock in connection with acquisition                             --           (98,298)          (98,298)
Common stock issued for services                                                     --                --           248,844
Net loss                                                                    (16,778,199)               --       (16,778,199)
                                                                           ------------      ------------      ------------
Balances at March 31, 2000                                                 $(25,613,681)     $ (1,113,609)     $ 21,608,230
                                                                           ============      ============      ============

See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                     --------------------------------
                                                                                          2000               1999
                                                                                     -------------      -------------
Operating activities:
   Continuing operations:
     Loss from continuing operations                                                 $ (16,542,199)     $          --
     Adjustments to reconcile net loss to net cash
       provided by continuing operating activities:
         Depreciation and amortization                                                     350,239                 --
         Impairment charge                                                               5,637,401                 --
         Noncash stock compensation                                                      2,273,050                 --
         Accounts receivable allowances                                                    (27,495)                --
         Amortization of debt discount                                                      73,341                 --
         Loss from Debt Conversion                                                       7,187,501                 --
         Changes in operating assets and liabilities:
           Accounts receivable                                                            (112,721)                --
           Prepaid expenses and other current assets                                         8,691                 --
           Accounts payable                                                             (1,317,227)                --
           Accrued expenses and other liabilities                                          737,549                 --
                                                                                     -------------      -------------
             Net cash used in continuing operating activities                           (1,731,870)                --
                                                                                     -------------      -------------

   Discontinued operations:
     Loss from discontinued operations                                                          --           (385,452)
     Loss on disposal of discontinued operations                                          (236,000)                --
                                                                                     -------------      -------------
             Net cash used in discontinued operating activities                           (236,000)          (385,452)
                                                                                     -------------      -------------
             Net cash used in  operating activities                                     (1,967,870)          (385,452)
                                                                                     -------------      -------------

Investing activities:
   Continuing operations:
     Net cash used in investing activities for continuing operations -
           Additions to property and equipment                                            (321,547)                --
                                                                                     -------------      -------------

   Discontinued operations:
     Net cash used in investing activities for discontinued operations -
           Additions to property and equipment                                                  --             (2,331)
                                                                                     -------------      -------------

             Net cash used in investing activities                                        (321,547)            (2,331)
                                                                                     -------------      -------------

Financing activities:
   Decrease in bank overdraft                                                             (107,702)                --
   Proceeds from borrowings from note payable                                              511,836                 --
   Repayments of long-term debt                                                           (311,000)                --
   Increase in note receivable shareholder                                                 (98,298)                --
   Issuance of common stock                                                             19,266,694                 --
                                                                                     -------------      -------------

             Net cash provided from financing activities
               for continuing operations                                                19,261,530                 --
   Discontinued operations:
     Increase in bank overdraft                                                                               292,958
     Proceeds from debt financing                                                               --            100,000
     Payment of long-term debt                                                                  --             (5,175)
                                                                                     -------------      -------------
             Net cash provided by financing activities
               for discontinued operations                                                      --            387,783
                                                                                     -------------      -------------
             Net cash provided by financing activities                                  19,261,530            387,783
                                                                                     -------------      -------------

           Net increase in cash and cash equivalents                                    16,972,113                 --
Cash and cash equivalents at beginning of period                                                --                 --
                                                                                     -------------      -------------
Cash and cash equivalents at end of period                                           $  16,972,113      $          --
                                                                                     =============      =============

See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                 March 31, 2000

                                  (Unaudited)

      (1) BUSINESS AND BASIS OF PRESENTATION

             Cereus Technology Partners, Inc. and subsidiaries (the "Company" or "Cereus"), was formerly named AIM Group, Inc. prior to December 1, 1999. Prior to July 31, 1999, the Company operated a surface modification facility in Arkansas for industrial minerals used as fillers and endeavored to develop a cement additive application for a silica/kaolinite rock mined on property leased by the Company in Arizona. On March 31, 2000, the Company entered into an agreement to sell its mineral businesses for aggregate consideration of approximately $1.0 million to the Company's former Chairman of the Board (the "Mineral Transaction"). Accordingly, the surface modification and mining operations have been reflected as discontinued operations in the accompanying consolidated financial statements. The Mineral Transaction was closed in April 2000.

             In 1999, the Company acquired three companies that provided information technology services and began providing business software implementation and consulting and Internet services. On July 30, 1999, the Company acquired The Reddy Group, Inc. and its wholly-owned subsidiary, Cereus Bandwidth LLC (collectively, "Cereus Bandwidth"), an Atlanta-based Internet service provider ("ISP") which developed and currently markets a variety of Internet, intranet and e-commerce services. On July 30, 1999, the Company acquired Enterprise Solutions Group, Inc. ("ESG"), a West Palm Beach based business software applications consulting firm. On November 15, 1999, the Company acquired Client Server Solutions, Inc. and an affiliate company (collectively, "CSS"), an Atlanta-based business software sales and service company. ESG and CSS are focused on enterprise resource planning ("ERP") applications consisting of integrated financial, administrative, payroll and human resource, manufacturing, distribution, point-of-sale and inventory management software. The applications are supported by software that includes management information systems and database management of sales and marketing information.

      (2) DISCONTINUED OPERATIONS

               Until July 31, 1999 the Company was primarily a mining and mined products company. During 1999, the Company decided to change its business model to become a technology services company. To accomplish this objective, the Company acquired three technology consulting companies, changed its name and decided to discontinue its mining operations business.

              In March 2000, the Company executed a sale agreement with the former Chairman of the Board of the Company to sell the mining business; the transaction closed in April 2000. This agreement specified a purchase price of approximately $640,000 for the stock of all mining subsidiaries plus approximately $340,000 of working capital contributions to be provided by the Company. The consideration was in the form of an interest-bearing note, due in 180 days, unless called earlier by the Company based upon certain rights. This note is secured by the pledge of 84,000 shares of the Company's stock held by the former Chairman and the stock of certain of the subsidiaries to be sold.

              The Company will retain no subsequent interests in any mining operations or assets, no liabilities, expressed or contingent with respect to the mining operations, and the ultimate payment of the note is not tied in any form to the results of the mining operations.

              The sales price approximates the fair market value of the assets, as determined by an independent appraiser. Therefore, the Company wrote down the book value of its mining operations to this fair market value and accrued for transaction costs and severance obligations associated with the disposition in the fourth quarter of 1999. An additional loss on disposal of discontinued operations of approximately $236,000 was recorded for the quarter ended March 31, 2000 reflecting an adjustment to the write-down of the book value of the mining companies that was recorded in 1999. In accordance with generally accepted accounting principles the Company's prior period financial statements have been reclassified to reflect the results of the discontinued operations.

     (3) GOODWILL AND IMPAIRMENT CHARGE

              During the quarter ended March 31, 2000 the Company hired new management, appointed a new board of directors and changed its strategic direction from an ERP implementation and consulting business to a web integration and application service provider business. As a result, management evaluated its net investments in the recently acquired companies and based upon its projections of expected future cash flows over a five year period, discounted using a 12% interest rate, determined that the investments in the companies previously engaged in ERP software sales and implementation services were impaired. Accordingly, the Company recognized an impairment charge of approximately $5.6 million during the quarter ended March 31, 2000.

     (4) STOCK-BASED COMPENSATION

              During the quarter ended March 31, 2000 stock issued to certain employees pursuant to contingent payments under amended terms of the CSS acquisition as well as purchases of stock and warrants by members of management as part of the private equity placement and warrants issued to consultants resulted in stock compensation expense of approximately $2.3 million.

     (5) LOSS ON COMMITMENTS AND CONTINGENCIES

              Loss on contractual services of approximately $250,000 related to commitments entered into prior to the new management team and its repositioning of the business to focus on business to business e-commerce was recognized in the first quarter 2000. The loss is recognized based on management's evaluation that any future economic benefits from these commitments are not probable given the repositioning of the business and the amount of the loss can be reasonably estimated.

     (6)  DEBT

              During the quarter ended March 31, 2000, the Company retired approximately $2 million of its notes payable outstanding as of December 31, 1999 through a conversion of the notes into a combination of stock and warrants. In addition another $440,000 of notes issued in January, 2000 were converted into stock and warrants, and the Company settled certain other amounts payable through the issuance of common stock and warrants. Approximately $1 million of the notes were converted pursuant to their original terms and accordingly no gain or loss on the extinguishment of debt was recognized. The remaining notes payable and other payables were extinguished based upon terms not pursuant to the original obligations. Accordingly, the Company recognized a loss on extinguishment of approximately $7.2 million based upon the difference between the fair value of the stock and warrants issued and the carrying value of the debt extinguished as measured at the dates of the extinguishment.

(7)       STOCK, OPTIONS AND WARRANTS


              On February 8, 2000, the Company consummated the private placement (the "Private Placement") of 4,000,000 shares of the Company's common stock (the "Common Stock" and warrants to purchase 4,000,000 shares of Common Stock. The placement was for 1,600 units (the "Units"), with each Unit having a purchase price of $12,500 and consisting of 2,500 shares of Common Stock and a warrant (the "Warrant") to purchase 2,500 shares of Common Stock at an exercise price of $10.00 per share. The Warrant expires three (3) years after its issuance and may be redeemed by the Company if the closing bid price for the Common Stock is equal to or greater than 100% of the exercise price of the Warrant for twenty (20) consecutive trading days, provided that a registration statement covering the shares of Common Stock to be issued upon exercise of the Warrants is then effective.

              The Company received gross proceeds of $20 million from the Private Placement. The Company intends to use such proceeds to make strategic acquisitions, to meet working capital requirements and for general corporate purposes.

              In connection with the Private Placement, the Company incurred placement agency fees of approximately $760,000 in cash in the aggregate, issued an aggregate of 84,955 shares of Common Stock, warrants to purchase an aggregate of 84,955 shares of Common Stock at an exercise price of $10.00 per share, and warrants to purchase an aggregate of 336,750 shares of Common Stock at an exercise price of $5.50 per share.

              The Units offered and sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption therefrom provided by Section 4(2) of the Securities Act.

              In addition to the 4,000,000 shares of Common Stock and 4,000,000 warrants (exercisable at $10.00) issued in connection with the Private Placement and the 84,955 shares of Common Stock and 421,705 warrants issued to placement agents, other significant activity during the first quarter included: the issuance of 751,381 shares of Common Stock and 929,918 warrants (exercisable between $3.75 and $10.00) for conversion of debt and settlement of expenses, as well as the issuance of 52,632 shares of Common Stock for contractual services; the issuance of 2,630,000 warrants to members of the new executive management and new board of director members (at exercise prices ranging from $3.75 to $17.75).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Cereus Technology Partners, Inc. to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements.

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Cereus Technology Partners, Inc. (the "Company" or "Cereus"), known as AIM Group, Inc. prior to December 1, 1999, adopted a new business strategy in July 1999 to provide business application software and services through traditional delivery methods and Web based delivery methods. To facilitate its new business strategy during 1999 Cereus acquired Client Server Solutions, Inc. and an affiliated company (collectively, "CSS"), Enterprise Solutions Group ("ESG") and Reddy Group, Inc. and subsidiary, Cereus Bandwidth, LLC (collectively, "Cereus Bandwidth" and together with CSS and ESG the "Acquired Businesses"). On July 30, 1999, the Company acquired Cereus Bandwidth and ESG, and on November 15, 1999, the Company acquired CSS. CSS and ESG provide business application software and services to the middle market through traditional delivery methods. Cereus Bandwidth is a provider of Internet-based technology services to small and middle market companies. The results from continuing operations for the quarter ended March 31, 2000 were derived from the operations of the Acquired Businesses.

Net revenues of approximately $1,591,000 for the quarter ended March 31, 2000 were derived principally from sales of software, consulting and development fees and Internet service fees.

Cost of revenues of approximately $1,433,000 for the quarter ended March 31, 2000 primarily reflect the cost of software products and consulting, development and other direct labor costs associated with the first quarter 2000 revenue.

Loss on contractual services of approximately $250,000 related to software purchase commitments entered into which the Company does not expect to use due to its repositioning of the business to focus on business to business e-commerce was recognized in the first quarter 2000. The loss is recognized based on management's evaluation that any future economic benefits from these commitments are not probable given the repositioning of the business and the amount of the loss can be reasonably estimated.

Sales and marketing costs of approximately $315,000 for the quarter ended March 31, 2000 relate primarily to cost of sales, marketing and business development personnel, including commissions as well as travel and marketing campaign expenses.

General and administrative expenses of approximately $739,000 for the quarter ended March 31, 2000 primarily relate to personnel expenses, professional services, travel expenses and other overhead costs.

Stock compensation of approximately $2,273,000 for the quarter ended March 31, 2000 represents non-cash charges related to the issuance of common stock and warrants to employees and consultants during the quarter ended March 31, 2000.

Impairment charges of approximately $5,637,000 relates to the write-down of goodwill associated with two of the Company's acquisitions in 1999, CSS and ESG, which were principally ERP software sales and implementation businesses. As a result of the new management team repositioning and restructuring the Company's business model, management's analysis indicated impairment in the goodwill valuation associated with these acquisitions of approximately $5,637,000.

Amortization of goodwill of approximately $307,000 reflects the amortization expense for the quarter ended March 31, 2000 related to the goodwill associated with the Acquired Businesses (as adjusted in the first quarter 2000 for the impairment valuation discussed above).

Interest income, net of approximately $52,000 for the quarter ended March 31, 2000 reflects interest income earned on the proceeds of approximately $19,242,000 from the Company's February 2000 private equity placement, net of interest expense on debt outstanding and net of approximately $73,000 of debt discount amortization expense. The discount related to the subordinated notes issued in 1999, which were converted to equity in the first quarter 2000.

Loss from discontinued operations of approximately $309,000 for the quarter ended March 31, 1999 represent the losses for the mineral operations for that period. Income from operations for the mining operations was approximately break-even during the first quarter of 2000.

Loss on disposal of discontinued operations of approximately $236,000 for the quarter ended March 31, 2000 reflects an adjustment to the write-down of the book value of the mining companies that was recorded in the fourth quarter of 1999. The write-down reflects the reduction in carrying value of net assets to fair market value plus an additional accrual for severance and transaction costs associated with its disposition of these companies.

The loss from debt conversion in the quarter ended March 31, 2000 of approximately $7,188,000 relates to the conversion of approximately $2,075,000 in debt to equity (a combination of common stock and warrants) which conversion occurred in the first quarter, 2000.

LIQUIDITY AND SOURCES OF CAPITAL

Cereus has been funded using both equity and debt financing, and most recently, from the proceeds of a private equity placement of common stock and warrants completed on February 8, 2000. The net proceeds to the Company from this private equity placement were approximately $19,242,000, and upon the exercise in full of the warrants issued as part of such private equity placement, the Company will receive additional proceeds of approximately $40,000,000. As of March 31, 2000, the Company had working capital of approximately $15,377,000.

Cash used in continuing operating activities was approximately $1,732,000 for the first quarter of 2000. Cash used in operations, including discontinued operations, was approximately $1,968,000 in the first quarter of 2000 compared with cash used in operations of $385,000 in the first quarter of 1999. The net use of cash in first quarter 2000 was primarily a result of the cash operating losses for the quarter and the planned reduction in accounts payable, utilizing the proceeds from the private equity placement.

Cash used in investing activities was approximately $322,000 in the first quarter of 2000 compared to approximately $2,000 for the first quarter of 1999. The increase is attributable to purchases of property, plant and equipment in the first quarter 2000 for the Acquired Businesses.

Net cash provided by financing activities was approximately $19,262,000 for the first quarter of 2000 compared with approximately $95,000 for the first quarter 1999. The financing proceeds primarily related to the net proceeds of $19,242,000 from the private equity placement completed in the first quarter of 2000. In the first quarter of 1999, the proceeds related to debt financing.

As of March 31, 2000, the Company had approximately $16,972,000 in cash. The Company anticipates that operating and capital expenditures will be significant as the Company continues to expand its application service provider business and web integration strategy but the Company believes that its liquidity and capital resources will be sufficient to satisfy its cash requirements for the next 12 to 18 months, excluding any acquisitions or significant hiring activities. In the event additional capital resources are required, the Company will attempt to raise additional equity and debt capital. There can be no assurance that the Company will be able to raise additional such funds.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 8, 2000, the Company consummated the private placement (the "Private Placement") of 4,000,000 shares of the Company's common stock (the "Common Stock") and warrants to purchase 4,000,000 shares of Common Stock. The placement was for 1,600 units (the "Units"), with each Unit having a Purchase Price of $12,500 and consisting of 2,500 shares of Common Stock and a warrant (the "Warrant") to purchase 2,500 shares of Common Stock at an exercise price of $10.00 per share. The Warrant expires three (3) years after its issuance and may be redeemed by the Company if the closing bid price for the Common Stock is equal to or greater than 100% of the exercise price of the Warrant for twenty
(20) consecutive trading days, provided that a registration statement covering the shares of Common Stock to be issued upon exercise of the Warrants is then effective.

The Company received gross proceeds of $20 million from the Private Placement. The Company intends to use such proceeds to make strategic acquisitions, to meet working capital requirements and for general corporate purposes.

In connection with the Private Placement, the Company incurred placement agency fees of approximately $760,000 in cash in the aggregate, issued an aggregate of 84,955 shares of Common Stock, warrants to purchase an aggregate of 84,955 shares of Common Stock at an exercise price of $10.00 per share, and warrants to purchase an aggregate of 336,750 shares of Common Stock at an exercise price of $5.50 per share.

The Units offered and sold in the Private Placement, and shares of Common Stock and warrants issued to placement agents in connection therewith, were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption therefrom provided by Section 4(2) of the Securities Act.

In addition, during the quarter ended March 31, 2000, the Company converted approximately $2.8 million in aggregate principal amount of its outstanding convertible promissory notes and other indebtedness into an aggregate of 751,381 shares of Common Stock and warrants to purchase an aggregate of 1,014,873 shares of Common Stock. These warrants have terms identical to the Warrants issued as part of the Private Placement except that warrants to purchase 250,000 shares of Common Stock have an exercise price $3.75 per share, and warrants to purchase 332,418 shares of Common Stock have an exercise price $4.00 per share. The shares of Common Stock and Warrants issued upon the conversion of the convertible promissory notes and other indebtedness were not registered under the Securities Act in reliance upon an exemption therefrom provided by Section 4(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No information is required to be reported under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No information is required to be reported under this item.

ITEM 5.  OTHER INFORMATION

         No information is required to be reported under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit No.                Description
         -----------                -----------
         27                         Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K:

         On January 19, 2000, the Company filed a Current Report on Form 8-K to provide under Item 5 an updated description of the business of the Company that resulted from acquisitions effected by it in July and November of 1999.

         On January 31, 2000, the Company filed an amendment on Form 8-K/A to a Current Report on Form 8-K to disclose under Item 7 historical financial and pro forma financial information relating to CSS.

         On February 17, 2000, the Company filed a Current Report on Form 8-K to report under Item 4 the engagement of a new auditor and under Item 5 the filing of a Registration Statement on Form 8-A and the consummation of a private equity placement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CEREUS TECHNOLOGY PARTNERS, INC.


                       By: /s/Juliet M. Reising
                           ------------------------------------------------
                           Juliet M. Reising
                           Executive Vice President and Chief Financial Officer

Dated:  May 15, 2000

                                 EXHIBIT INDEX

Exhibit No.                                   Description of Exhibit
-----------                                   ----------------------

27                                            Financial Data Schedule (for SEC use only)