Form 10QSB
period 2000-06-30
CEREUS TECHNOLOGY PARTNERS INC
filed 2000-08-14
CIK 928032

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _______

                        Commission file number 000-30522

                        CEREUS TECHNOLOGY PARTNERS, INC.
       (Exact name of Small Business Issuer as specified in its Charter)

                 DELAWARE                              13-3773537
         (State of Incorporation)        (I.R.S. Employer Identification No.)

1000 ABERNATHY ROAD, SUITE 1000, ATLANTA, GEORGIA         30328
    (Address of principal executive offices)            (Zip Code)

                                (770) 668-0900
                          (Issuer's telephone number)

                                      N/A
            (Former name, former address and former fiscal year,
                         if changed since last report)

                      ------------------------------------

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES [X]     NO [ ]


         As of August 8, 2000, there were 8,996,570 shares of Common Stock, $0.01 par value outstanding.


         Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 2000


                                  PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

     Condensed Consolidated Balance Sheet of Cereus Technology Partners, Inc. and
     Subsidiaries at June 30, 2000 and December 31, 1999.........................................      3

     Condensed Consolidated Statements of Operations of Cereus Technology Partners, Inc.
     and Subsidiaries for the Three Months and Six Months Ended June 30, 2000 and June 30,
     1999........................................................................................      4

     Condensed Consolidated Statements of Stockholder's Equity as of June 30, 2000...............      5

     Condensed  Consolidated  Statements of Cash Flows of Cereus Technology  Partners,  Inc.
     and Subsidiaries for the Six Months Ended June 30, 2000 and June 30, 1999...................      6

     Notes to Condensed Consolidated Financial Statements........................................      8


Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................     12

                                       PART II - OTHER INFORMATION

Item 1   Legal Proceedings.......................................................................     14

Item 2   Changes in Securities and Use of Proceeds...............................................     14

Item 3   Defaults Upon Senior Securities.........................................................     14

Item 4   Submission of Matters to a Vote of Security Holders.....................................     14

Item 5   Other Information.......................................................................     15

Item 6   Exhibits and Reports on Form 8-K........................................................     15

Signatures.......................................................................................     16

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)


                                                      JUNE 30, 2000     DECEMBER 31, 1999
                                                      -------------     -----------------
                      ASSETS
Current assets:
  Cash and cash equivalents                           $  9,631,407         $        --
  Accounts receivable, net                               1,581,011             814,892
  Notes receivable                                       4,978,000                  --
  Prepaid expenses and other current assets                658,468             145,120
  Assets of discontinued operations held for sale               --             640,000
                                                      ------------         -----------
        Total current assets                            16,848,886           1,600,012
                                                      ------------         -----------
Property and equipment, net                              1,095,281             304,166
Goodwill, net                                            5,097,620          11,348,425
Other assets                                               305,976             305,976
                                                      ------------         -----------
        Total assets                                  $ 23,347,763         $13,558,579
                                                      ============         ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                      $         --             107,702
  Notes payable and short-term debt                        142,817           3,351,163
  Accounts payable                                         874,187           1,976,411
  Accrued expenses and other current liabilities         2,117,194           1,776,783
  Accrued stock compensation                                    --             638,300
                                                      ------------         -----------
        Total current liabilities                        3,134,198           7,850,359
Long-term debt                                              81,375              36,463
                                                      ------------         -----------
        Total liabilities                                3,215,573           7,886,822
                                                      ------------         -----------
Stockholders' equity:
  Preferred stock                                               --                  --
  Common stock                                              89,847              40,627
  Additional paid-in capital                            48,587,104          15,481,923
  Accumulated deficit                                  (27,393,423)         (8,835,482)
                                                      ------------         -----------
        Total                                           21,283,528           6,687,068
  Less notes receivable from stockholders               (1,151,338)         (1,015,311)
                                                      ------------         -----------
        Total stockholders' equity                      20,132,190           5,671,757
Commitments and contingencies                                   --                  --
                                                      ------------         -----------
        Total liabilities and stockholder's equity    $ 23,347,763         $13,558,579
                                                      ============         ===========


     See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                            ---------------------------     ----------------------------
                                                                2000            1999            2000            1999
                                                            -----------      ----------     ------------    -------------
Net revenues                                                $ 1,982,829      $       --     $  3,574,154       $       --

Less:
Cost of revenues                                              1,711,441              --        3,144,621               --
Loss on contractual services                                         --              --          250,000               --
Sales and marketing expenses                                    588,451              --          903,916               --
General and administrative expenses                           1,200,681              --        1,939,630               --
Stock compensation expense                                      125,928              --        2,398,978               --
Impairment charge                                                    --              --        5,637,401               --
Depreciation and amortization                                    76,676              --          120,212               --
Goodwill amortization                                           306,702              --          613,404               --
                                                            -----------      ----------     ------------       ----------
     Operating loss                                          (2,027,050)             --      (11,434,008)              --

Interest income, net                                            247,307              --          299,567               --
                                                            -----------      ----------      -----------       ----------
      Loss from continuing operations before
       income taxes and extraordinary item                   (1,779,743)             --      (11,134,441)              --

Income taxes from continuing operations                              --              --               --               --
                                                            -----------      ----------     ------------       ----------
      Loss from continuing operations before
       extraordinary item                                    (1,779,743)             --      (11,134,441)              --

Discontinued operations
      Loss from discontinued operations                              --         (88,838)              --         (398,294)
      Loss on disposal of discontinued operations                    --              --         (236,000)              --
                                                            -----------      ----------     ------------       ----------
                                                                     --         (88,838)        (236,000)        (398,294)

      Loss before extraordinary item                         (1,779,743)        (88,838)     (11,370,441)        (398,294)

Extraordinary item:
      Less from debt conversion                                      --              --       (7,187,500)              --
                                                            -----------      ----------     ------------       ----------
      Net loss                                              $(1,779,743)       $(88,838)    $(18,557,941)      $ (398,294)
                                                            ===========      ==========     ============       ==========

Loss per share-basic and diluted:
     Loss before discontinued operations and
      extraordinary items                                   $     (0.20)     $       --     $      (1.41)      $       --
     Discontinued operations                                         --           (0.06)           (0.03)           (0.28)
                                                            -----------      ----------     ------------       ----------
     Loss before extraordinary items                              (0.20)          (0.06)            1.44            (0.28)
     Loss from debt conversion                                       --              --            (0.91)
                                                            -----------      ----------     ------------       ----------
     Net loss                                               $     (0.20)     $    (0.06)    $      (2.36)      $    (0.28)
                                                            ===========      ==========     ============       ==========
     Weighted average shares outstanding                      8,960,674       1,446,135        7,876,377       $1,404,603
                                                            ===========      ==========     ============       ==========

See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)




                                                      COMMON            ADDITIONAL                         NOTES
                                               -------------------        PAID-IN       ACCUMULATED   RECEIVABLE FROM
                                                 SHARES      AMOUNT       CAPITAL         DEFICIT       STOCKHOLDERS      TOTAL

Balances at December 31, 1999                  4,062,604   $ 40,627     $15,481,923    $ (8,835,482)    $(1,015,311)  $  5,671,757
Issuance of common stock in private
     placement, including placement
     agency shares                             4,084,955     40,850      19,575,950              --              --     19,616,800
Conversion of debt for common stock              751,381      7,514       9,951,987              --              --      9,959,501
Issuance of common stock  for
     options exercised                            68,421        684         126,486              --              --        127,170
Employee stock compensation                           --         --       3,039,084              --              --      3,039,084
Adjustment of issuance of common stock
     and note receivable to acquire common
     stock in connection with acquisition        (50,000)      (500)            500              --        (136,027)      (136,027)
Common stock issued for services                  67,153        672         411,174              --              --        411,846
Net loss                                              --         --              --     (18,557,941)             --    (18,557,941)
                                              ----------   --------     -----------    ------------     -----------   ------------
Balances at June 30, 2000                      8,984,514   $ 89,847     $48,587,104    $(27,393,423)    $(1,151,338)  $ 20,132,190
                                              ==========   ========     ===========    ============     ===========   ============


See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------------
                                                                                      2000                1999
                                                                                  ------------           --------

Operating activities:
   Continuing operations:
     Loss from continuing operations                                              $(18,321,941)                --
     Adjustments to reconcile net loss to net cash
       provided by continuing operating activities:
         Depreciation and amortization                                                 733,616                 --
         Impairment charge                                                           5,637,401                 --
         Noncash stock compensation                                                  2,398,978                 --
         Accounts receivable allowances                                               (277,576)                --
         Amortization of debt discount                                                  73,341                 --
         Loss from Debt Conversion                                                   7,187,501                 --
         Changes in operating assets and liabilities:
           Accounts receivable                                                        (488,543)                --
           Prepaid expenses and other current assets                                   126,652                 --
           Accounts payable                                                           (619,599)                --
           Accrued expenses and other liabilities                                      342,213                 --
                                                                                  ------------           --------
             Net cash used in continuing operating activities                       (3,207,957)                --
                                                                                  ------------           --------

   Discontinued operations:
     Loss from discontinued operations                                                      --           (398,294)
     Loss on disposal of discontinued operations                                      (236,000)                --
     Adjustment to reconcile loss from discontinued operations to
       net cash provided by discontinued operations                                         --            252,352
                                                                                  ------------           --------
             Net cash used in discontinued operating activities                       (236,000)          (145,942)
                                                                                  ------------           --------
             Net cash used in  operating activities                                 (3,443,957)          (145,942)
                                                                                  ------------           --------

Investing activities:
   Continuing operations:
     Net cash used in investing activities for continuing operations -
           Additions to property and equipment                                        (486,327)                --
                                                                                  ------------           --------

   Discontinued operations:
     Net cash used in investing activities for discontinued operations -
           Increase in resource property                                                    --           (240,891)
           Additions to property and equipment                                              --             (6,761)
                                                                                  ------------           --------

             Net cash used in investing activities                                    (486,327)          (247,652)
                                                                                  ------------           --------

Financing activities:
   Continuing operations:
     Decrease  in bank overdraft                                                      (107,702)                --
     Borrowings under capital lease obligations                                         87,729
     Proceeds from borrowings from note payable                                        400,000                 --
     Repayments of long-term debt                                                   (1,073,504)                --
     Issuance of notes receivable                                                   (4,978,000)                --
     Increase in note receivable shareholder                                          (136,027)                --
     Issuance of common stock                                                       19,369,195                 --
                                                                                  ------------           --------
             Net cash provided from financing activities
               for continuing operations                                            13,561,691                 --
                                                                                  ------------           --------
   Discontinued operations:
     Proceeds from debt financing                                                           --            126,393
     Payment of long-term debt                                                              --             (5,175)
                                                                                  ------------           --------
             Net cash provided by financing activities
               for discontinued operations                                                  --            121,218
                                                                                  ------------           --------

             Net cash provided by financing activities                              13,561,691            121,218
                                                                                  ------------           --------

           Net increase (decrease) in cash and cash equivalents                      9,631,407           (272,376)
Cash and cash equivalents at beginning of period                                            --                 --
                                                                                  ------------           --------
Cash and cash equivalents at end of period                                        $  9,631,407           (272,376)
                                                                                  ============           ========


See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                          2000             1999
                                                                        --------         --------

Supplemental disclosures of cash flow information:
    Cash paid during the period
         for continuing operations:
             Interest                                                     41,426         90,160

Supplemental disclosures of noncash investing
    and financing activities:
             Issuance of debt for businesses acquired                   (576,000)            --
             Common stock granted for services                           411,850             --
             Exchange of non-monetary assets                            (425,000)            --
             Conversion of debt for common stock                         589,150             --


See accompanying notes to condensed consolidated financial statements.

               CEREUS TECHNOLOGY PARTNERS, INC. AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (Unaudited)


(1)      BUSINESS AND BASIS OF PRESENTATION

         Cereus Technology Partners, Inc. and subsidiaries (the "Company" or "Cereus"), was formerly named AIM Group, Inc. prior to December 1, 1999. Prior to July 31, 1999, the Company operated a surface modification facility in Arkansas for industrial minerals used as fillers and endeavored to develop a cement additive application for a silica/kaolinite rock mined on property leased by the Company in Arizona. On March 31, 2000, the Company entered into an agreement to sell its mineral businesses to the Company's former Chairman of the Board for an aggregate consideration of approximately $1.0 million (the "Mineral Transaction"). Accordingly, the surface modification and mining operations have been reflected as discontinued operations in the accompanying consolidated financial statements. The Mineral Transaction was closed in April 2000.

         In 1999, the Company acquired three companies that provided information technology services and began providing business software implementation and consulting and Internet services. On July 30, 1999, the Company acquired The Reddy Group, Inc. and its wholly-owned subsidiary, Cereus Bandwidth LLC (collectively, "Cereus Bandwidth"), an Atlanta-based Internet service provider ("ISP") which developed and through which the Company currently markets a variety of Internet, intranet and e-commerce services. On July 30, 1999, the Company acquired Enterprise Solutions Group, Inc. ("ESG"), a West Palm Beach based business software applications consulting firm. On November 15, 1999, the Company acquired Client Server Solutions, Inc. and an affiliated company (collectively, "CSS"), an Atlanta-based business software sales and service company. ESG and CSS are focused on enterprise resource planning ("ERP") applications consisting of integrated financial, administrative, payroll and human resource, manufacturing, distribution, point-of-sale and inventory management software. The applications are supported by software that includes management information systems and database management of sales and marketing information.

         On June 12, 2000, Eltrax Systems, Inc. ("Eltrax") and Cereus entered into a definitive agreement and plan of merger, which was amended and restated as of July 27, 2000, pursuant to which Cereus will become a wholly-owned subsidiary of Eltrax. The merger will be structured as a tax-free reorganization and accounted for as a purchase. In the merger, each Cereus share will be converted into 1.75 shares of the Company's stock, but the exchange rate may be adjusted downward to 1.667 shares of the Company's common stock for each share of the Cereus common stock if Cereus does not before September 1, 2000, provide the Company with the additional $5.0 million in borrowing availability under the bridge facility noted above. If the exchange rate is adjusted to 1.667 of the Company's common stock for each share of Cereus common stock, then the exchange ratio may be further adjusted downward if the Company sells, in one or more transactions, all or any part of hospitality group for $8.0 million or more in cash in the aggregate on or before the effective time of the merger. The transaction is subject to approval by the shareholders of both companies and other customary conditions and regulatory approvals. The merger is expected to close in the third quarter of 2000.

(2)      DISCONTINUED OPERATIONS

         Until July 31, 1999 the Company was primarily a mining and mined products company. During 1999, the Company decided to change its business model to become a technology services company. To accomplish this objective, the Company acquired three technology consulting companies, changed its name and decided to discontinue its mining operations business.

         In March 2000, the Company executed a sale agreement with the Company's former Chairman of the Board to sell the mining business; the transaction closed in April 2000. This agreement specified a purchase price of approximately $640,000 for the stock of all mining subsidiaries plus approximately $340,000 of working capital contributions to be provided by the Company. The consideration was in the form of an interest-bearing note, due in 180 days, unless called earlier by the Company based upon certain rights. This note is secured by the pledge of 84,000 shares of the Company's stock held by the former Chairman and the stock of certain of the subsidiaries sold.

         The Company retained no subsequent interests in any mining operations or assets, no liabilities, expressed or contingent with respect to the mining operations, and the ultimate payment of the note is not tied in any form to the results of the mining operations.

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

(4)      STOCK-BASED COMPENSATION

         During the quarter ended March 31, 2000 stock issued to certain employees pursuant to contingent payment obligations under amended terms of the CSS acquisition as well as purchases of stock and warrants by members of management under terms of the private equity placement and warrants issued to consultants resulted in stock compensation expense of approximately $2.3 million.

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

(7)      STOCK, OPTIONS AND WARRANTS

         On February 8, 2000, the Company consummated the private placement (the "Private Placement") of 4,000,000 shares of the Company's common stock (the "Common Stock"). The placement was for 1,600 units (the "Units"), with each Unit having a Purchase Price of $12,500 and consisting of 2,500 shares of Common Stock and a warrant (the "Warrant") to purchase 2,500 shares of Common Stock at an exercise price of $10.00 per share. The Warrant expires three (3) years after its issuance and may be redeemed by the Company if the closing bid price for the Common Stock is equal to or greater than 100% of the exercise price of the Warrant for twenty (20) consecutive trading days, provided that a registration statement covering the shares of Common Stock to be issued upon exercise of the Warrants is then effective.

         The Company received gross proceeds of $20 million from the private placement. The Company intends to use such proceeds to make strategic acquisitions, to meet working capital requirements and for general corporate purposes.

         In connection with the Private Placement, the Company incurred placement agency fees consisting of approximately $760,000 in cash, issued an aggregate of 84,955 shares of Common Stock, warrants to purchase an aggregate of 84,955 shares of Common Stock at an exercise price of $10.00 per share (in each case, on terms identical to the Warrants), and warrants to purchase an aggregate of 336,750 shares of Common Stock at an exercise price of $5.50 per share.

         The Units offered and sold in the Private Placement were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemption therefrom provided by Section 4(2) of the Securities Act.

         In addition to the 4,000,000 shares of Common Stock and warrants to purchase 4,000,000 shares of Common Stock (exercisable at $10.00) issued in connection with the private placement and the 84,955 stock and warrants to purchase 421,705 shares of Common Stock issued to placement agency firms, other significant activity during the first quarter included: 751,381 shares of Common Stock and warrants to purchase 929,918 shares of Common Stock (exercisable at prices between $3.75 and $10.00) were issued for conversion of debt and settlement of expenses, as well as 52,632 shares of common stock for contractual services; warrants to purchase 2,630,000 shares of Common Stock were issued to members of the new executive management and new board of director members (at exercise prices from $3.75 to $17.75).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB are "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective in nature. Such forward-looking statements reflect management's beliefs and assumptions and are based on information currently available to management. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Cereus Technology Partners, Inc. to differ materially from those expressed or implied in such statements. There can be no assurance that such factors or other factors will not affect the accuracy of such forward-looking statements

Results of Operations

Quarter Ended June 30, 2000 Compared to Quarter Ended June 30, 1999

Cereus Technology Partners, Inc. (the "Company" or "Cereus"), known as AIM Group, Inc. prior to December 1, 1999, adopted a new business strategy in July 1999 to provide business application software and services through traditional delivery methods and Web based delivery methods. To facilitate its new business strategy during 1999 Cereus acquired Client Server Solutions, Inc. and an affiliated company (collectively, "CSS"), Enterprise Solutions Group ("ESG") and Reddy Group, Inc. and subsidiary, Cereus Bandwidth, LLC (collectively, "Cereus Bandwidth" and together with CSS and ESG the "Acquired Businesses"). The results from continuing operations for the quarter ended June 30, 2000 were derived from the operations of the Acquired Businesses. On July 30, 1999, the Company acquired Cereus Bandwidth and ESG, and on November 15, 1999, the Company acquired CSS. CSS and ESG provide business application software and services to the middle market through traditional delivery methods. Cereus Bandwidth is a provider of Internet-based technology services to small and middle market companies.

Net revenues of approximately $1,983,000 and $3,574,000 for the quarter and six months ended June 30, 2000, respectively, were derived principally from sales of software, consulting and development fees and Internet service fees.

Cost of revenues of approximately $1,711,000 and $3,145,000 for the quarter and six months ended June 30, 2000, respectively, primarily reflect the cost of software products and consulting, development and other direct labor costs.

A loss on contractual services of approximately $250,000 was recognized in the first quarter 2000, related to software purchase commitments entered into which the Company does not expect to use due to the repositioning of its business to focus on business-to-business e-commerce. The loss was recognized based on management's evaluation that little or no future economic benefits will result from these commitments given the repositioning of the business.

Sales and marketing costs of approximately $588,000 and $904,000 for the quarter and six months ended June 30, 2000, respectively, relate primarily to cost of sales, marketing and business development personnel, including commissions as well as travel and marketing campaign expenses.

General and administrative expenses of approximately $1,201,000 and $1,940,000 for the quarter and six months ended June 30, 2000, respectively, primarily relate to personnel expenses, professional services, travel expenses and other overhead costs.

Stock compensation of approximately $126,000 for the quarter ended June 30, 2000 represents non-cash charges related to the accelerated vesting of stock options for terminated employees due to the proposed merger between the Company and Eltrax. Stock compensation of approximately $2,399,000 for the six months ended June 30, 2000 also includes non-cash charges related to the issuance of common stock and warrants to employees and consultants during the quarter ended March 31, 2000.

Impairment charges of approximately $5,637,000 relate to the write-down of goodwill associated with two of the Company's acquisitions in 1999, CSS and ESG, each of which was principally an ERP software sales and implementation business. As a result of the new management team repositioning and restructuring the Company's business model, management's analysis indicated impairment in the goodwill valuation associated with these acquisitions of approximately $5,637,000.

Goodwill amortization of approximately $307,000 and $613,000 reflects the amortization expense for the quarter and six months ended June 30, 2000, respectively, related to the goodwill associated with the Acquired Businesses (as adjusted in the first quarter 2000 for the impairment valuation discussed above).

Net interest income of approximately $247,000 and $300,000 for the quarter and six months ended June 30, 2000, respectively, reflects interest income earned on the proceeds of approximately $19,242,000 from the Company's February 2000 private equity placement, net of interest expense on debt outstanding and net of approximately $73,000 of debt discount amortization expense. The discount related to the subordinated notes issued in 1999, which were converted to equity in the first quarter 2000.

Loss from discontinued operations of approximately $89,000 and $398,000 for the quarter and six months ended June 30, 1999 represent the losses for the mineral operations for those periods.

Loss on disposal of discontinued operations of approximately $236,000 for the six months ended June 30, 2000 reflects an adjustment to the write-down of the book value of the mining companies that was recorded in the fourth quarter of 1999. The write-down reflects the reduction in carrying value of net assets to fair market value plus an additional accrual for severance and transaction costs associated with its disposition of these companies.

The loss from debt conversion in the six months ended June 30, 2000 of approximately $7,188,000 relates to the conversion of approximately $2,075,000 in debt to equity (a combination of common stock and warrants) which conversion occurred in the first quarter, 2000.

LIQUIDITY AND SOURCES OF CAPITAL

Cereus has been funded using both equity and debt financing, and most recently, from the proceeds of a private equity placement of common stock and warrants completed on February 8, 2000. The net proceeds to the Company from this private equity placement were approximately $19,242,000, and upon the exercise in full of the warrants issued as part of such private equity placement, the Company will receive additional proceeds of approximately $40 million. As of June 30, 2000, the Company had working capital of approximately $13,715,000.

Cash used in continuing operating activities was approximately $3,208,000 for the six months ended June 30, 2000. Cash used in operations, including discontinued operations, was approximately $3,444,000 in 2000 compared with cash used in operations of $146,000 for the six months ended June 30, 1999. The net use of cash in six months ended June 30, 2000 was primarily a result of the cash operating losses for the quarter and the planned reduction in accounts payable, utilizing the proceeds from the private placement.

Cash used in investing activities was approximately $486,000 for the six months ended June 30, 2000 compared to approximately $248,000 for the same period in 1999. The increase is attributable to purchases of property, plant and equipment for the Acquired Businesses.

Net cash provided by financing activities was approximately $13,562,000 for the six months ended June 30, 2000 compared with approximately $121,000 for the same period in 1999. The financing proceeds primarily related to the net proceeds of $19,242,000 from the private placement completed in the first quarter of 2000. These proceeds are offset by loans made to Eltrax of approximately $4,000,000 of the $5,000,000 agreed upon in the bridge loan commitment entered into concurrently with execution of the merger agreement. In addition, the Company has agreed to loan Eltrax up to an additional $5,000,000 under certain circumstances. In the first quarter of 1999, the net cash provided by financing activities related to debt financing.

As of June 30, 2000, the Company had approximately $9,631,000 in cash. The Company anticipates that operating and capital expenditures will be significant as the Company continues to expand its application service provider business and web integration strategy but the Company believes that its liquidity and capital resources will be sufficient to satisfy its cash requirements for the next 12 months, including the additional $6,000,000 commitment to Eltrax but excluding any acquisitions or significant hiring activities. In the event additional capital resources are required, the Company will attempt to raise additional equity and debt capital. There can be no assurance that the Company will be able to raise additional such funds.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending, or to the Company's knowledge, threatened against the Company or any of its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         No information is required to be reported under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No information is required to be reported under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No information is required to be reported under this item.

ITEM 5.  OTHER INFORMATION

         No information is required to be reported under this item.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:
         ---------



         Exhibit No.                Description
         -----------                -----------

         2.1                        Second Amended and Restated Agreement and
                                    Plan of Merger by and among Eltrax Systems, Inc., and Solemn Acquisition Corporation and Cereus Technology Partners, Inc. dated as of July 27, 2000.

         27                         Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K:


         On June 16, 2000 the Company filed a Current Report on Form 8-K to report under Item 5 the execution of an agreement and plan of merger with Eltrax and Solemn Acquisition Corporation, a wholly-owned subsidiary of Eltrax.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       CEREUS TECHNOLOGY PARTNERS, INC.



                       By: /s/Juliet M. Reising
                          ---------------------------------------
                          Juliet M. Reising
                          Executive Vice President and Chief Financial Officer



Dated:  August 14, 2000

                                 EXHIBIT INDEX



Exhibit No.                                                   Description of Exhibit
-----------                                                   ----------------------

2.1                                                           Second Amended and Restated Agreement and Plan of Merger by and among
                                                              Eltrax Systems, Inc., Solemn Acquisition Corporation and Cereus
                                                              Technology Partners, Inc. dated as of July 27, 2000.

27                                                            Financial Data Schedule (for SEC use only)